Form 10-Q
period 2009-03-31
York Resources, Inc.
filed 2009-05-13
CIK 1452274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

|     |

Accelerated filer

|     |

Non-accelerated filer

|     |

Smaller reporting company

| X |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [√ ] Yes    [  ] No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 5,705,000 shares of common stock issued and outstanding as of May 11, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	March 31, 2009 (unaudited)	September 30, 2008
ASSETS
Current assets
Cash	$ 14,490	$ 39,319
Total current assets	14,490	39,319
Total assets	$ 14,490	$ 39,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 373	$ 2,154
Total current liabilities	373	2,154
Total liabilities	373	2,154

Commitments

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 5,705,000 shares issued and outstanding	5,705	5,705
Additional paid in capital	41,895	41,895
Deficit accumulated during the exploration stage	(33,483)	(10,435)
Total stockholders’ equity	14,117	37,165

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 14,490	$ 39,319

See accompanying notes to financial statements.

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three months and six months ended March 31, 2009 and for the period from April 9, 2008 (Inception) through March 31, 2009

(Unaudited)

	Three months ended March 31, 2009	Six months ended March 31, 2009	Inception through March 31, 2009
General and administrative expenses:
Professional fees	$ 6,491	$ 17,373	$ 19,288
Impairment	-	-	3,500
Exploration costs	-	-	4,300
Other	3,489	5,675	6,395
Total general and administrative expenses	9,980	23,048	33,483

Net loss	$ (9,980)	$ (23,048)	$ (33,483)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	5,705,000	5,705,000

See accompanying notes to financial statements.

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the six months ended March 31, 2009 and

for the period from April 9, 2008 (Inception) through March 31, 2009

(Unaudited)

	Six months ended March 31, 2009	Inception through March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (23,048)	$ (33,483)
Adjustments to reconcile net deficit to cash used by operating activities:
Impairment	-	3,500
Change in non-cash working capital items related to operations
Accounts payable and accrued liabilities	(1,781)	373
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,829)	(29,610)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property	-	(3,500)
CASH FLOWS USED IN INVESTING ACTIVITIES	-	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	47,600
CASH FLOWS FROM FINANCING ACTIVITIES	-	47,600

NET INCREASE(DECREASE) IN CASH	(24,829)	14,490
Cash, beginning of period	39,319	-
Cash, end of period	$ 14,490	$ 14,490

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements.

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of York Resources, Inc. (“York” or “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form S-1, which became effective on January 12, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year ended September 30, 2008, as reported in the Company’s registration statement, have been omitted.

NOTE 2 - GOING CONCERN

York has recurring losses and has a deficit accumulated during the exploration stage of $33,483 as of March 31, 2009.  York's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, York has no current source of revenue. Without realization of additional capital, it would be unlikely for York to continue as a going concern.  York’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. York’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – COMMITMENTS

York neither owns nor leases any real or personal property. An officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

A shareholder of the Company has provided a shareholder loan facility up to $70,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after December 31, 2009.  As of March 31, 2009, the amount outstanding under the shareholder loan facility was $ nil.

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

Three Months Ended March 31, 2008

Revenues

We did not generate any revenues during the reporting period.

Expenses

During the reporting period, professional fees were $6,491 and other expenses were $3,489.

Net Loss

We incurred a net loss from operations of $9,980 during the three months ended March 31, 2009.

Six Months Ended March 31, 2009

Revenues

We did not generate any revenues during the reporting period.

Expenses

During the reporting period, professional fees were $17,373 and other expenses were $5,675.

Net Loss

We incurred net losses from operations of $23,048 for the six months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of March 31, 2009 consisted of $14,490 in cash and cash equivalents and a shareholder loan facility from a director and principal shareholder.

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

The amount outstanding under shareholder loan facilities was $ nil as of March 31, 2009.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended March 31, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

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

/s/  R. Michael Stunden

R. Michael Stunden

Treasurer (Principal Financial Officer)

May 11, 2009