Form 10-Q
period 2009-06-30
York Resources, Inc.
filed 2009-07-28
CIK 1452274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________________

FORM 10-Q

____________________________

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 5,705,000 shares of common stock issued and outstanding as of July 24, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	June 30, 2009	September 30, 2008
ASSETS	(unaudited)
Current assets
Cash	$ 1,889	$ 39,319
Total current assets	1,889	39,319
Total assets	$ 1,889	$ 39,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 200	$ 2,154
Total current liabilities	200	2,154
Total liabilities	200	2,154

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value, 100,000,000 shares authorized, 5,705,000 shares issued and outstanding	5,705	5,705
Additional paid in capital	41,895	41,895
Deficit accumulated during the exploration stage	(45,911)	(10,435)
Total stockholders’ equity	1,689	37,165

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,889	$ 39,319

See accompanying notes to financial statements.

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the three months and nine months ended June 30, 2009

For the period from April 9, 2008 (Inception) through June 30, 2008 and 2009

 (unaudited)

	Three months ended June 30, 2009	Inception through June 30, 2008	Nine months ended June 30, 2009	Inception through June 30, 2009
General and administrative expenses:
Professional fees	$ 2,275	$ -	$ 19,648	$ 21,563
Impairment	-	3,500	-	3,500
Exploration costs	8,000	3,500	8,000	12,300
Other	2,153	26	7,828	8,548
Total general and administrative expenses	12,428	7,026	35,476	45,911

Net loss	$ (12,428)	$ (7,026)	$ (35,476)	$ (45,911)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	5,705,000	3,500,000	5,705,000

See accompanying notes to financial statements.

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the nine months ended June 30, 2009

For the period from April 9, 2008 (Inception) through June 30, 2008 and 2009

 (unaudited)

	Nine months ended June 30, 2009	Inception through June 30, 2008	Inception through June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (35,476)	$ (7 ,026)	$ (45,911)
Adjustments to reconcile net deficit to cash used by operating activities:
Impairment	-	3,500	3,500
Change in non-cash working capital items related to operations
Accounts payable and accrued liabilities	(1,954)	200	200
CASH FLOWS FROM OPERATING ACTIVITIES	(37,430)	(3,326)	(42,211)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property	-	(3,500)	(3,500)
CASH FLOWS FROM INVESTING ACTIVITIES	-	(3,500)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	18,500	47,600
CASH FLOWS FROM FINANCING ACTIVITIES	-	18,500	47,600

NET INCREASE (DECREASE) IN CASH	(37,430)	11,674	1,889
Cash, beginning of period	39,319	-	-
Cash, end of period	$ 1,889	$ 11,674	$ 1,889

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

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

NOTE 2 - GOING CONCERN

York has recurring losses and has a deficit accumulated during the exploration stage of $45,911 as of June 30, 2009.  York's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, York has no current source of revenue. Without realization of additional capital, it would be unlikely for York to continue as a going concern.  York’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. York’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 – COMMITMENTS

York neither owns nor leases any real or personal property.  An officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

A shareholder of the Company has offered a shareholder loan facility up to $70,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after June 30, 2009.  As of June 30, 2009, the amount outstanding under the shareholder loan facility was $ nil.

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

Plan of Operation

Our original plan of operations was to carry out exploration of the ODD 1-4 Property.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. In his geological report, Mr. McLeod recommended a three phase process of exploration.

We have completed the initial phase of explorations.  We reported on the results of the initial phase of explorations in our Current Report on Form 8-K filed June 25, 2009.

Based on our analysis of the results of the initial phase of explorations, we have decided not to proceed with the next phase of explorations. We are currently looking for business opportunities unrelated to the exploration of the ODD 1-4 Property.

Results of Operations

Three Months Ended June 30, 2009

Revenues

We did not generate any revenues during the reporting period.

Expenses

During the reporting period, professional fees were $2,275, exploration costs were $8,000 and other expenses were $2,153.

Net Loss

We incurred a net loss from operations of $12,428 during the three months ended June 30, 2009.

Nine Months Ended June 30, 2009

Revenues

We did not generate any revenues during the reporting period.

Expenses

During the reporting period, professional fees were $19,648, exploration expenses were $8,000 and other expenses were $7,828.

Net Loss

We incurred net losses from operations of $35,476 for the nine months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Since its inception, the Company has financed its cash requirements from the sale of common stock. Uses of funds have included activities to establish our business, professional fees and other general and administrative expenses.

The Company’s principal sources of liquidity as of June 30, 2009 consisted of $1,889 in cash and cash equivalents and a shareholder loan facility from a director and principal shareholder.

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

The amount outstanding under shareholder loan facilities was $ nil as of June 30, 2009.

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

Internal control over financial reporting

The Certifying Officers reviewed our internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f)) under the Exchange Act as of the Evaluation Date and concluded that no changes occurred in such control or in other factors during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2009, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

ITEM 5. OTHER INFORMATION

(a) No matters arose during the quarter which required the Company to report any information through the filing of a current report on Form 8-K, except for the production of a geologist’s report that was disclosed through the exhibiting of the report to a Current Report on Form 8-K filed on June 25, 2009.

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

July 24, 2009