Form 10-K
period 2009-09-30
York Resources, Inc.
filed 2009-12-07
CIK 1452274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

Commission File # 333-156244

YORK RESOURCES, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

98-0589723

(IRS Employer Identification Number)

4A Rowley Ave., Apt. #3, Toronto, Ontario Canada M4P 2S8

(Address of principal executive offices)

(416) 617-6444

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes   [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [X] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X]  Yes    [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes    [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

|     |

Accelerated filer

|     |

Non-accelerated filer

|     |

Smaller reporting company

| X |

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [X] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $476,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. The issuer had 57,050,000 shares of common stock issued and outstanding as of November 24, 2009.

Documents incorporated by reference: None.

Table of Contents

Item

Page

Item 1.

Business

4

Item 1A.

Risk Factors

7

Item 2.

Properties

7

Item 3.

Legal Proceedings

7

Item 4.

Submission of Matters to a Vote of Security Holders

7

Item 5.

Market for Registrant’s Common Equity, Related Shareholder

Matters and Issuer Purchases of Equity Securities

7

Item 6.

Selected Financial Data

8

Item 7.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

9

Item 7A.

Quantative and Qualitative Disclosures About Market Risk

11

Item 8.

Financial Statements and Supplementary Data

11

Item 9.

Changes in and Disagreements with Accountants on

Accounting and Financial Disclosure

12

Item 9A.(T)

Controls and Procedures

12

Item 9B.

Other Information

13

Item 10.

Directors, Executive Officers and Corporate Governance

13

Item 11.

Executive Compensation

16

Item 12.

Security Ownership of Certain Beneficial Owners and

Management and Related Stockholder Matters

16

Item 13.

Certain Relationships and Related Transactions, and

Director Independence

17

Item 14.

Principal Accountant Fees and Services

18

Item 15.

Exhibits, Financial Statement Schedules

19

SIGNATURES

21

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

In General

The Company was incorporated in Nevada on April 9, 2008. As of the start of the fiscal year ended September 30, 2009, we were an exploration stage company (i.e. a company engaged in the search for mineral deposits (reserves) which are not in either the development or production stage). After assessing the findings of the first round of exploration activities on our properties, in May, 2009, management decided not to proceed further with the exploration of our properties. While we may continue to be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover, we are also searching for other business opportunities in an effort to create value for our shareholders.

We currently own four mineral claims, collectively named the “ODD 1-4 Property,” situated in the Rock Hill area of Esmeralda County in south-central Nevada. We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future. The ODD 1-4 Property is without known reserves. There is no assurance that a commercially viable mineral deposit exists on the ODD 1-4 Property.

Our original plan of operations was to carry out exploration of the ODD 1-4 Property.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. In his geological report, Mr. McLeod recommended a three phase process of exploration.

We completed the initial phase of explorations.  We reported on the results of the initial phase of explorations in our Current Report on Form 8-K filed June 25, 2009.

Based on management’s analysis of the results of the initial phase of explorations, we have decided not to proceed with the next phase of explorations of the ODD 1-4 Property. While we may continue to be engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover, we are also searching for other business opportunities in an effort to create value for our shareholders.

About Our Mineral Claims

In June, 2008, the Company retained James W. McLeod, P. Geo., consulting geologist with Western Minerals Inc., to identify and acquire a mining claim in the Esmeralda County area of Nevada demonstrating good potential for precious metals mineralization. Mr. McLeod is a registered Professional Geoscientist and a member in good standing with the Association of Professional Engineers and Geoscientists of the Province of British Columbia, Canada. Mr. McLeod graduated from the University of British Columbia in 1969 with a Bachelor of Science degree in Geology and has worked as a geologist for 39 years since graduation.

Mr. McLeod has no family or other relationship with our sole executive officer and director, Kelvin B. Campbell.

Further to his retainer, Mr. McLeod acquired the claim known as the ODD 1-4 Property for and on behalf of the Company.

The ODD 1-4 Property is the only property in the Company's portfolio. It consists of four mineral claims totaling 82.64 acres, in one contiguous, 2x2 group, with the following particulars:

Name	Area (Acres)	Expiry Date
ODD 1	20.66	September 1, 2008*
ODD 2	20.66	September 1, 2008*
ODD 3	20.66	September 1, 2008*
ODD 4	20.66	September 1, 2008*

* September 1, 2008 represents the original expiration date of the claim. In order to maintain a mining claim in Nevada in good standing, the claim holder must perform annual work having a minimum cost of $100 or, alternatively, pay to the U.S. Bureau of Land Management an annual maintenance fee of $125. We paid the annual maintenance fees for the ODD 1-4 Property through August 31, 2009.

The ODD 1-4 Property is located in South-Central Nevada, near the Nevada-California border. At the center of the property, the latitude is 38° 10.485' N and the longitude is 117° 53.011' W.

Work completed to date

We have conducted the first phase of exploration activity.

Current state of exploration and/or development

Nil

Plant and equipment

There is no equipment, infrastructure or electricity on the ODD 1-4 Property property. Electrical power required to conduct exploration activities will be provided by gas or diesel generators that we will bring on site.

Cost of Property

The aggregate cost of the ODD 1-4 Property and related geologist’s evaluation report was $3,500.

Intellectual Property and Agreements

We have no intellectual property such as patents or trademarks. Additionally, we have no royalty agreements or labor contracts.

Competition

As an exploration stage company, we compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral property.

Employees

As of the date of this prospectus, we have no employees other than our sole executive officer and director. We do not intend any material change in the number of employees over the next 12 month. We are conducting and intend to conduct our business largely through consultants on a contract basis.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.

Properties

For its executive and head office, the Company shares space with a business office located at 4A Rowley Ave., Apt. #3, Toronto, Ontario Canada. The office is being provided free of charge by a director as an accommodation to the Company.

The description of our mineral claim is set out above under the section entitled “Description Of Business.”

Item 3.

Legal Proceedings

We are not presently a party to any litigation.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The principal United States market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members. Our common stock is quoted for trading on the OTC Bulletin Board under the symbol YRRC.

The table below sets out the range of high and low bid information for our common stock for each full quarterly period within the last fiscal year as regularly quoted in the automated quotation system of the OTC Bulletin Board.

Quarter Ended	High	Low
June 30, 2009	$0.00	$0.00
September 30, 2009	$0.00	$0.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders.

As of November 24, 2009, there were approximately 49 holders of our common stock.

Dividends.

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans.

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities.

None.

Issuer Repurchases of Equity Securities.

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to the registrant which represent the registrant's current expectations or beliefs, including statements concerning registrant’s operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, ability of registrant to continue its growth strategy and competition, certain of which are beyond the registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in the Company’s audited financial statements for the period ended September 30, 2009.

As at September 30, 2009, we had a cash balance of $1,085. In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock, additional shareholder loan commitments and/or the sale of part of our interest in our mineral claims. If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan. In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector. Any business opportunity would require our management to perform diligence on possible acquisition of additional resource properties. Such due diligence would likely include purchase investigation costs such as professional fees by consulting geologists, preparation of geological reports on the properties, conducting title searches and travel costs for site visits. It is anticipated that such costs will not be sufficient to acquire any resource property and additional funds will be required to close any possible acquisition. During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs. If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business. We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include the following:

  our ability to raise additional funding;
  the market price for minerals that may be found on the ODD 1-4 Property;
  the results of our proposed exploration programs on the mineral property; and
  our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists substantial doubt about our ability to continue as a going concern.

Results of Operations

We have had no operating revenues since our inception on April 9, 2008 through September 30, 2009, but have incurred operating expenses in the amount of $50,215 for the same period. Our activities have been financed from the proceeds of share subscriptions and shareholder loans.

For the fiscal year ended September 30, 2009, professional fees were $21,923, exploration expenses were $8,000 and other expenses were $9,857. For the period from inception on April 9, 2008 through September 30, 2008, professional fees were $1,915, exploration expenses were $4,300, impairment expense was $3,500 and other expenses were $720.

In their report on our audited financial statements as of September 30, 2009, our auditors expressed substantial doubt about our ability to continue as a going concern unless we are able to raise substantial capital and ultimately to generate profitable operations. During our first full fiscal year ended September 30, 2009, we incurred a net loss of $39,780, which resulted in an accumulated deficit of $50,215.

Our financial statements are prepared in accordance with U.S. generally accepted accounting the principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

The Company’s principal sources of liquidity as of September 30, 2009 consisted of $1,085 in cash and cash equivalents, a Visa account with $5,000 CAD credit limit and a $70,000 shareholder loan facility.

Since inception through to and including September 30, 2009, we have raised $47,600 through private placements of our common shares.

Under the $70,000 shareholder loan facility from Kelvin B. Campbell, loan advances to or on behalf of the Company bear interest at 5% per annum, calculated and compounded annually, not in advance. The Company is required to repay the outstanding principal and interest at any time after December 31, 2009, on demand. Prepayment of all or a portion of the outstanding principal and interest may be made by the Company at any time without notice, bonus or penalty. The amount outstanding under the shareholder loan facility was $3,500 as of September 30, 2009.

The Company has a credit card facility through Royal Bank of Canada. Purchase interest and cash advance rates are both 18.50%.

We anticipate that we will need to have additional funds available when Mr. Campbell’s financing commitments expire in December, 2009. We cannot guarantee that we will be able to obtain such additional financing, on acceptable terms, or at all, which may require us to reduce our operating costs and other expenditures, including reductions of personnel and capital expenditures. Failure to raise new capital or to operate a viable business with reduced operating costs and other expenditures may cause the business to fail, which in turn will result in the loss of the investments of our investors.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

YORK  RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of September 30, 2009 and 2008	F-3

Statements of Operations for the year ended September 30, 2009 and the periods from April 9, 2008 (inception) to September 30, 2009 and 2008	F-4

Statements of Stockholders’ Equity (Deficit) for the period from April 9, 2008 (inception) through September 30, 2009	F-5

Statements of Cash Flows for the year ended September 30, 2009 and the periods from April 9, 2008 (inception) to September 30, 2009 and 2008	F-6

Notes to Financial Statements	F-7 to F-12

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

York Resources, Inc.

(An Exploration Stage Company)

Toronto, Ontario, Canada

We have audited the accompanying balance sheets of York Resources, Inc. (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2009 and the periods from April 9, 2008 (inception) through September 30, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of York Resources, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the year ended September 30, 2009 and the periods from April 9, 2008 (inception) through September 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

December 1, 2009

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

As of September 30, 2009 and 2008

ASSETS	2009	2008
Current assets
Cash	$ 1,085	$ 39,319
Total current assets	1,085	39,319
Total assets	$ 1,085	$ 39,319

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$ 200	$ 2,154
Advances from shareholder	3,500	-
Total current liabilities	3,700	2,154
Total liabilities	3,700	2,154

Commitments

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 par value, 100,000,000 shares authorized, 57,050,000 shares issued and outstanding	57,050	57,050
Additional paid in capital	(9,450)	(9,450)
Deficit accumulated during the exploration stage	(50,215)	(10,435)
Total stockholders’ equity (deficit)	(2,615)	37,165

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,085	$ 39,319

See accompanying notes to financial statements.

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the year ended September 30, 2009 and

the periods from April 9, 2008 (Inception) through September 30, 2009 and 2008

	Year ended September 30, 2009	Inception through September 30, 2008	Inception through September 30, 2009
General and administrative expenses:
Professional fees	$ 21,923	$ 1,915	$ 23,838
Impairment	-	3,500	3,500
Exploration costs	8,000	4,300	12,300
Other	9,857	720	10,577
Total general and administrative expenses	39,780	10,435	50,215

Net loss	$ (39,780)	$ (10,435)	$ (50,215)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)

Weighted average shares outstanding:
Basic and diluted	57,050,000	17,305,871

See accompanying notes to financial statements.

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period from April 9, 2008 (Inception) through September 30, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the exploration stage	Total
	Shares	Amount
Issuance of common stock for cash to founders	35,000,000	$ 35,000	$ (31,500)	$ -	$ 3,500
Issuance of common stock for cash	22,050,000	22,050	22,050	-	44,100
Net loss	-	-	-	(10,435)	(10,435)

Balance, September 30, 2008	57,050,000	57,050	(9,450)	(10,435)	37,165

Net loss	-	-	-	(39,780)	(39,780)
Balance, September 30, 2009	57,050,000	$ 57,050	$ (9,450)	$ (50,215)	$ (2,615)

See accompanying notes to financial statements.

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the year ended September 30, 2009 and

the periods from April 9, 2008 (Inception) through September 30, 2009 and 2008

	Year ended September 30, 2009	Inception through September 30, 2008	Inception through September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (39,780)	$ (10,435)	$ (50,215)
Adjustments to reconcile net loss to cash used by operating activities:
Impairment	-	3,500	3,500
Change in:
Accounts payable and accrued liabilities	(1,954)	2,154	200
CASH FLOWS USED IN OPERATING ACTIVITIES	(41,734)	(4,781)	(46,515)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mineral property	-	(3,500)	(3,500)

CASH FLOWS USED IN INVESTING ACTIVITIES	-	(3,500)	(3,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	-	47,600	47,600
Advance from shareholder	3,500	-	3,500

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	3,500	47,600	51,100

NET INCREASE (DECREASE) IN CASH	(38,234)	39,319	1,085
Cash, beginning of period	39,319	-	-
Cash, end of period	$ 1,085	$ 39,319	$ 1,085

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements.

YORK RESOURCES, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

Nature of Business

York Resources, Inc. (“York” or the “Company”) was incorporated in Nevada on April 9, 2008.  York is an exploration stage company. After assessing the results from its first round of exploration activities on its ODD 1-4 Properties, Company’s management decided not to pursue further explorations on the properties, but to search for other business opportunities. The Company has not yet realized any revenues from its planned or any other operations.

In May 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, effective for financial statements issued for interim and annual periods ending after June 15, 2009, which requires us to disclose the date through which we have evaluated subsequent events and whether the date corresponds with the release of our financial statements. We have evaluated subsequent events through December 1, 2009, the date the financial statements were available to be issued.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

Mineral Properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred. The Company reviews long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the review indicates that the carrying amount of the asset may not be recoverable, the potential impairment is measured based on a projected discounted cash flow method using a discount rate that is considered to be commensurate with the risk inherent in the Company's current business model. For purposes of recognition and measurement of an impairment loss, a long-lived asset is grouped with other assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.  Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

The weighted average number of shares is shown retroactive of the stock split effected in the form of a share dividend.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Foreign Currency Translation

The Company's functional currency is United States ("U.S.") dollars as substantially all of the Company's operations use this denomination.  The Company uses the U.S. dollar as its reporting currency.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses would be included in Other Income (Expenses) on the Statement of Operations.

Recently Adopted Accounting Standards

Effective September 15, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

Effective June 30, 2009, we adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 1).

Effective April 1, 2009, we adopted guidance issued by the FASB that requires disclosure about the fair value of financial instruments for interim financial statements of publicly traded companies, which is included in the Codification in ASC 825-10-65, “Financial Instruments.” The adoption of ASC 825-10-65 did not have an impact on our consolidated results of operations or financial condition. Our adoption of the standard had no impact on our financial results.

Effective January 1, 2009, we adopted guidance issued by the FASB that relates to the presentation and accounting for noncontrolling interests, which is included in the Codification in ASC 810-10-65, “Consolidation.” In accordance with ASC 810-10-65, noncontrolling interests (previously shown as minority interest) are reported below net income under the heading “Net income attributable to noncontrolling interests” in the statements of income and shown as a component of equity in the balance sheets. Our adoption of the standard had no impact on our financial results.

Effective January 1, 2009, we adopted guidance issued by the FASB that requires enhanced disclosures regarding derivative instruments and hedging activities, enabling a better understanding of their effects on an entity’s financial position, financial performance and cash flows. The guidance is included in the Codification in ASC 815-10, “Derivatives and Hedging.” Our adoption of the standard had no impact on our financial results.

Effective January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures,” with respect to recurring financial assets and liabilities. We adopted ASC 820-10 on January 1, 2009, as it relates to nonrecurring fair value measurement requirements for nonfinancial assets and liabilities. ASC 820-10 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Our adoption of the standard had no impact on our financial results.

NOTE 2 - GOING CONCERN

York has recurring losses and has a deficit accumulated during the exploration stage of $50,215 as of September 30, 2009.  York's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, York has no current source of revenue. Without realization of additional capital, it would be unlikely for York to continue as a going concern.  York’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. York’s ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests or otherwise.

NOTE 3 – MINERAL PROPERTY

During the period ended September 30, 2008, the Company acquired a 100% interest in a mining claim, in Esmeralda County, Nevada for cash consideration of $3,500.

As there are no proven mineral reserves on the property, York has recorded an impairment of $3,500 during the period it was acquired related to the cost of property and report acquisition.

NOTE 4-  ADVANCE FROM SHAREHOLDER

A shareholder of the Company has offered a shareholder loan facility up to $70,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after December 31, 2009.  As of September 30, 2009, the amount outstanding under the shareholder loan facility was $3,500.

NOTE 5 – INCOME TAXES

York follows Statement of Financial Accounting Standards ASC 740, “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	September 30, 2009	September 30, 2008

Refundable Federal income tax attributable to:
Current operations	$ 13,550	$ 3,550
Less, change in valuation allowance	(13,550)	(3,550)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2009	September 30, 2008

Deferred tax asset attributable to:
Net operating loss carryover	$ 17,100	$ 3,550
Less, valuation allowance	(17,100)	(3,550)
Net deferred tax asset	$ -	$ -

At September 30, 2009, York had an unused net operating loss carryover approximating $50,000 that is available to offset future taxable income and expires beginning in 2027. The change in valuation allowance for 2009 was approximately $13,550.

NOTE 6 – COMMON STOCK

During the period ended September 30, 2008, York issued 35,000,000 shares of common stock to its founding shareholder for $3,500 cash and 22,050,000 shares of stock to non-affiliate shareholders for $44,100 cash.

During the year ended September 30, 2009, York effected a stock split in the form of a share dividend of an additional nine shares of common stock of York for each share of common stock previously owned. The stock split effected in the form of a dividend of 51,345,000 shares was recorded at par value as a charge to paid-in capital. The effect of this stock split has been applied retroactively in the accompanying financial statements, in accordance with generally accepted accounting principles.

NOTE 7 – COMMITMENTS

York neither owns nor leases any real or personal property, an officer has provided office services without charge.  Such costs are immaterial to the financial statements and accordingly are not reflected herein.  The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

A shareholder of the Company has offered a shareholder loan facility up to $70,000.  The loan facility is unsecured and bears interest at 5% per annum and is payable on demand after December 31, 2009.  As of September 30, 2009, the amount outstanding under the shareholder loan facility was $3,500.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(T).

Controls and Procedures.

Disclosure controls and procedures

As of the end of the period covered by this report (the “Evaluation Date”), the Company’s management carried out an evaluation, under the supervision and with the participation of the Company's principal executive and principal financial officers, or persons performing similar functions (the “Certifying Officers”) of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in rules 13a-15(e) or 15d-15(e)) under the Exchange Act. Based on that evaluation, management has concluded that, as of the Evaluation Date, the disclosure controls and procedures in place were adequate to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.

The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our

evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.

In connection with the preparation of our financial statements for the years ended September 30, 2009 certain internal control weaknesses became evident that, in the aggregate, represent material weaknesses, including:  (i) lack of segregation of incompatible duties; and (ii) insufficient Board of Directors representation.

These weaknesses are due to our lack of working capital to hire additional staff during the period covered by this report.  Although management will periodically re-evaluate this situation, at this point it considers that the potential benefits of adding employees to segregate such duties are not cost justified.  We intend to hire additional accounting personnel to assist with financial reporting as soon as our finances will allow.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls or in other factors that occurred during our last fiscal year ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our sole executive officer and director and his age and titles as of the date of this report are as follows:

Name	Age	Position
Kelvin B. Campbell	51	President, Secretary, Treasurer, and Director

Mr. Campbell’s current term as a director of the Company commenced on May 10, 2008 and runs until the next annual meeting of the stockholders, unless earlier terminated.

Biographical Information

From January 2003 to May 2007, Kelvin Campbell was employed as major account executive with Canon Business Solutions, a division of Canon Canada. From May 2007 to present, Mr. Campbell has been employed as senior sales executive with CaTECH Systems, a data network cabling firm.

Mr. Campbell studied at DeVry Institute of Technology before getting his Engineering Electronics Technology degree in 1984.

Mr. Campbell provides his services on a part-time basis as required for our business. Mr. Campbell presently commits approximately 25% of his business time to our business. Mr. Campbell donates his management services to us free of charge.

Mr. Campbell does not have formal training as a geologist and very limited training on the technical and managerial aspects of managing a mineral exploration company. His prior positions have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

Significant Employees and Consultants

We have no significant employees other than Mr. Campbell who is our sole director and officer. Mr. Campbell is currently devoting 15 hours per week or 25% of his business time to Company affairs.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place.

Mr. Campbell is serving as the principal accounting officer of the Company. Mr. Campbell has considerable practical working experience with the production and analysis of financial statements as a result of his past and current business activities.

Conflicts of Interest

Though Mr. Campbell does not work with mineral exploration companies other than ours, he may in the future. We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Campbell.

Committees of the Board of Directors

We do not presently have a separately constituted audit committee, compensation committee, nominating committee, executive committee or any other committees of our board of directors. As such, Mr. Campbell acts in those capacities as our sole director.

Audit Committee Financial Expert

Mr. Campbell is our sole director and does not qualify as an “audit committee financial expert.” We believe that the cost related to retaining such a financial expert at this time is prohibitive. Further, because we are in the start-up stage of our business operations, we believe that the services of an audit committee financial expert are not warranted at this time.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

The Board of Directors considers good corporate governance to be important to the effective operations of the Company. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

We presently do not pay our directors or executive officers any salary or consulting fees and do not anticipate paying them any compensation during the next 12 months in their capacities as directors and officers.

There are no family relationships among directors or executive officers of the Company.

Code of Ethics

We have not adopted a formal Code of Ethics. The Board of Directors, consisting solely of Mr. Campbell, evaluated the business of the Company and the number of employees and determined that since the business is operated by one person who is the Chief Executive Officer, President and sole Director, general rules of fiduciary duty and federal and state criminal, business conduct and securities laws are adequate ethical guidelines.   If our operations, employees and/or Directors expand in the future, we may take actions to adopt a formal Code of Ethics.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended September 30, 2008 and for the fiscal year ended September 30, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Kelvin B. Campbell President & Director	2008 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to Kelvin B. Campbell during the period from our inception on April 9, 2008 through the fiscal period ending September 30, 2009.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between the Company and Kelvin B. Campbell.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this registration statement, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of the Company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of the Company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)

Common Stock	Kelvin B. Campbell 4A Rowley Ave., Apt. #3 Toronto Ontario Canada M4P 2S8	Director, 5% Shareholder, President, Secretary and Treasurer	35,000,000	61.3%
Common Stock	All directors and executive officers as a group (one individual)		35,000,000	61.3%

(1)

The percent ownership of class is based on 57,050,000 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or executive officers;
  Any person proposed as a nominee for election as a director;
  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

  Any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons
  Any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our Company.

On September 4, 2008, Kelvin B. Campbell, our president, secretary, treasurer and sole director, agreed to loan up to $70,000 to the Company on an as-needed basis to fund the business operations and expenses of the Company until December 31, 2009.

Promoters

The promoter of the Company is Kelvin B. Campbell. In return for a subscription amount of $3,500, the Company issued to Mr. Campbell 35,000,000 shares of the common stock of the Company in September, 2008.

Except for the transactions with Mr. Campbell noted above, there is nothing of value to be received by each promoter, either directly or indirectly, from us. Additionally, except for the transactions noted above, there have been no assets acquired or are any assets to be acquired from each promoter, either directly or indirectly, from us.

Item 14.

Principal Accountant Fees and Services.

The following table shows the fees billed by LBB & Associates, Ltd., LLP, current auditors for the Company, for the fiscal year ended September 30, 2009 and the period from inception to September 30, 2008:

	Fiscal year ended September 30, 2009	Period from inception to September 30, 2008
Audit Fees	$6,405	$5,750
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$6,405	$5,750

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-9, and are included as part of this report:

Financial Statements of the Company for the fiscal year ended September 30, 2009:

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 20 of this report, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

YORK RESOURCES, INC.

/s/ Kelvin B. Campbell

Kelvin B. Campbell

President, Secretary, Treasurer and Director

November 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Kelvin B. Campbell

Kelvin B. Campbell

President (Principal Executive Officer), Secretary and Director

November 24, 2009

/s/ R. Michael Stunden

R. Michael Stunden

Treasurer (Principal Accounting Officer and Principal Financial Officer)

November 24, 2009