Form 10-Q
period 2009-12-31
REVONERGY INC
filed 2010-02-10
CIK 1452274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

Commission File Number 000-10822

Revonergy Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0589723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Landmark House
17 Hanover Square
London, United Kingdom	W1S 1HU
(Address of principal executive offices)	(Zip Code)

+44-207-993-5700
(Registrant’s telephone number)

York Resources, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒	Yes	☐	No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒	Yes	☐	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 5, 2010, the issuer had one class of common stock, with a par value of $0.001, of which 57,050,000 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Consolidated Balance Sheets as at December 31, 2009 (unaudited), and
	September 30, 2009	3

	Unaudited Consolidated Statements of Operations for the
	Three Months Ended December 31, 2009 and 2008, and the
	Period from Inception on April 9, 2008, to December 31, 2009	4

	Unaudited Consolidated Statements of Cash Flows for the
	Three Months Ended December 31, 2009 and 2008, and the
	Period from Inception on April 9, 2008, to December 31, 2009	5

	Notes to Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	7

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T:	Controls and Procedures	9

	PART II—OTHER INFORMATION

Item 6:	Exhibits	11

	Signatures	11

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Balance Sheets
December 31, 2009 and September 30, 2009

	December 31,	September 30,
	2009	2009
	(unaudited)
Assets

Current assets:
Cash	$1,021	$1,085

Total current assets	1,021	1,085

Total assets	$1,021	$1,085

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$62,302	$200
Accounts payable - related party	8,313	-
Advance from shareholder	6,500	3,500

Total current liabilities	77,115	3,700

Total liabilities	77,115	3,700

Stockholders' deficit
Common stock:
$0.001 par value, 100,000,000 authorized shares
57,050,000 shares issued and outstanding	57,050	57,050
Additional paid in capital	(9,450)	(9,450)
Deficit accumulated during the development stage	(123,694)	(50,215)

Total stockholders' deficit	(76,094)	(2,615)
Total liabilities and stockholders' deficit	$1,021	$1,085

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the three months ended December 31, 2009 and 2008
and the period from inception on April 9, 2008, to December 31, 2009
(unaudited)
	Three months Ended December 31, 2009	Three months Ended December 31, 2008	Cumulative from inception on April 9, 2008 to December 31, 2009

Expenses
General and administrative	$73,479	$13,068	$123,694

	73,479	13,068	123,694

Net loss	$73,479	$13,068	$123,694

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	57,050,000	57,050,000

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the three months ended December 31, 2009 and 2008
and the period from inception on April 9, 2008 to December 31, 2009
(unaudited)
	Three months ended December 31, 2009	Three months ended December 31, 2008	Cumulative from inception on April 9, 2008 to December 31, 2009
Cash provided by (used in):

Operating activities:
Net loss	$(73,479)	$(13,068)	$(123,694)
Adjustment to reconcile net loss to
net cash used in operating activities:
Impairment of assets	-	-	3,500
Changes in assets and liabilities
Accounts payable and accrued expenses	62,102	(177)	62,302
Accounts payable - related party	8,313	-	8,313

Net cash used in operating activities	(3,064)	(13,245)	(49,579)

Investing activities:
Purchase of mineral property	-	-	(3,500)

Net cash used in investing activities	-	-	(3,500)

Financing activities:
Proceeds from sale of common stock	-	-	47,600
Proceeds from advances from shareholder	3,000	-	6,500

Net cash provided by financing activities	3,000	-	54,100

Increase (decrease) in cash during the period	(64)	(13,245)	1,021

Cash at beginning of the period	1,085	39,319	-

Cash at end of the period	$1,021	$26,074	$1,021

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Revonergy Inc., formerly York Resources, Inc. (“Revonergy” or the “Company”) was incorporated in the state of Nevada on April 9, 2008.  The Company's name change was effective under Nevada law on January 24, 2010; however, FINRA has not yet issued a new trading symbol. The Company expects that FINRA will implement the name change and issue the Company a new trading symbol shortly. Revonergy was originally organized as a mining exploration company, but after assessing the results from its first round of exploration activities on its ODD 1 – 4 Properties, the Company decided not to pursue further explorations on the properties and to search for other business opportunities.

Control of the Company, 35,000,000 shares, was acquired by Sugarberry Assets Limited on December 9, 2009.  The Company’s new focus is on the acquisition and development of renewable energy projects.  A wholly owned subsidiary, Revonergy Biopower Ltd., was incorporated in the United Kingdom on December 9, 2009.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Since its inception on April 9, 2008, the Company has not yet generated any revenues and has incurred operating losses totaling $123,694.  It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Consolidation

These consolidated financial statements include the accounts of Revonergy Inc. and its wholly owned subsidiary, Revonergy Biopower Ltd.  All significant intercompany balances and transactions have been eliminated.

Development-Stage Enterprise

The Company has been in the development stage since its formation on April 9, 2008.  Accordingly, the Company’s financial statements are presented as a development-stage enterprise, as prescribed by standards for accounting and reporting by development stage enterprises.

Note 2.  Related-Party Transactions

During the three months ended December 31, 2009, a shareholder of the Company advanced $3,000.  The total balance of $6,500 owing to shareholders is unsecured and non-interest-bearing.

During the three months ended December 31, 2009, the Company has accrued $50,000 (2008 - $nil) for legal services provided by a former officer of the Company.

During the three months ended December 31, 2009, an officer of the Company incurred expenses on behalf of the Company in the amount of $8,313.  The balance outstanding as at December 31, 2009, of $8,313 is included in accounts payable.

Note 3.  Share Capital

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001.

During the three months ended December 31, 2009 and 2008, no shares of common stock of the Company were issued.

Note 4.  Subsequent Events

The Company has evaluated subsequent events and any related required disclosures through February 10, 2010, which is the date of the filing of this Quarterly Report on Form 10-Q with the Securities and Exchange Commission.

Subsequent to December 31, 2009, the Company:

•	changed its name to Revonergy Inc.; and

•	entered into a consulting agreement with a former officer of the Company for the former officer to provide certain services amounting to $75,000 payable between February and May 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three-month periods ended December 31, 2009 and 2008, and the period from commencement of business on April 9, 2008, to December 31, 2009, and our annual report on Form 10-K for the year ended September 30, 2009, including the financial statements and notes thereto.

Forward-Looking Information May Prove Inaccurate

This report contains statements about the future, sometimes referred to as “forward-looking” statements.  Forward-looking statements are typically identified by the use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.  We intend the forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Readers of this report are cautioned that any forward-looking statements, including those regarding our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans, or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties.  The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated.  Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.  The forward-looking statements included in this report are made only as of the date of this report.  We are not obligated to update such forward-looking statements to reflect subsequent events or circumstances.

Introduction

Management believes the most significant feature of our financial condition is that our working capital deficiency is worsening due to the fact that we have been unable to raise sufficient capital to cover operating expenses.

Results of Operations

Comparison of the Three Months Ended December 31, 2009,
with the Three Months Ended December 31, 2008

We did not generate any revenue in the three-month periods ended December 31, 2009 and 2008.

Our operating expenses for the three months ended December 31, 2009, were $73,479, as compared to $13,068 for the comparable period in 2008, an increase of 462%.  This increase is due primarily to additional professional services related to our change of business.

Overall, we sustained a net loss of $73,479 for the three months ended December 31, 2009, as compared to a net loss of $13,068 in the corresponding period of the preceding year.

We had no full-time employees as of December 31, 2009.

Liquidity and Capital Resources

As of December 31, 2009, our current assets were $1,021, as compared to $1,085 at September 30, 2009.  As of December 31, 2009, our current liabilities were $77,115, as compared to $3,700 at September 30, 2009.  Operating activities had a net cash outflow of $3,064 for the three months ended December 31, 2009, as compared to net cash outflow of $13,245 for the comparable three months ended December 31, 2008.

No cash was spent on investing activities during the three-month periods ended December 31, 2009 and December 31, 2008.

Net cash of $3,000 provided by financing activities during the three months ended December 31, 2009, consists of an advance from a shareholder compared to no funds being received during the comparable three-month period ended December 31, 2008.

Our current balances of cash will not meet our working capital and capital expenditure needs for the whole of the current year.  Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing, and sales, purchases of equipment, and other factors.  We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances.  If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of December 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2009, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-K for the year ended September 30, 2009, we reported that we did not maintain effective control over financial reporting.  The weaknesses identified during the year ended September 30, 2009, have continued during the three-month period ended December 31, 2009, and are as follows:

(i)           Lack of any independent directors for our board and audit committee.  Until December 2009, we had no independent directors.  In December 2009, we were able to appoint two independent directors to our board, which is now comprised of four directors.  Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)           Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the three-month period ended December 31, 2009, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2010 assessment of the effectiveness of our internal control over financial reporting.

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described.  Such remediation activities include the following:

•	We have recently recruited two independent board members, one who qualifies as an audit committee financial expert to join our board.

•	We plan to recruit one or more independent board members to join our board of directors in due course.

•	We plan to recruit additional employees within the accounting functions when resources permit.

In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

PART II—OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Attached

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Attached

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	Attached

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	Attached
_______________
*
All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant

Revonergy Inc.

Date: February 10, 2010	By:	/s/ Ravi K. Daswani
Ravi K. Daswani, President and
Chief Executive Officer

Date: February 10, 2010	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer