Form 10-Q
period 2010-03-31
REVONERGY INC
filed 2010-05-17
CIK 1452274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Commission File Number 000-53567

Revonergy Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0589723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Landmark House
17 Hanover Square
London, United Kingdom	W1S 1HU
(Address of principal executive offices)	(Zip Code)

+44-207-993-5700
(Registrant’s telephone number)

n/a
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 7, 2010, the issuer had one class of common stock, with a par value of $0.001, of which 58,383,333 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Consolidated Balance Sheets as at March 31, 2010 (unaudited), and
	September 30, 2009	3

	Consolidated Statements of Operations for the
	Three and Six Months Ended March 31, 2010 and 2009, and the
	Period from Inception (April 9, 2008) to March 31, 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the
	Six Months Ended March 31, 2010 and 2009, and the
	Period from Inception (April 9, 2008) to March 31, 2010 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T:	Controls and Procedures	10

	PART II—OTHER INFORMATION

Item 6:	Exhibits	11

	Signatures	11

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Balance Sheets
March 31, 2010 and September 30, 2009

	March 31,	September 30,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash	$285,828	$1,085

Total current assets	285,828	1,085

Total assets	$285,828	$1,085

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$47,159	$200
Accounts payable - related party	20,584	-
Advance from shareholder	9,500	3,500

Total current liabilities	77,243	3,700

Total liabilities	77,243	3,700

Stockholders' Equity (Deficit)
Common stock:
$0.001 par value, 100,000,000 authorized
shares 58,383,333 and 57,050,000 shares
issued and outstanding, respectively	58,383	57,050
Additional paid-in capital	389,217	(9,450)
Deficit accumulated during the development stage	(233,653)	(50,215)
Accumulated other comprehensive (loss)	(5,362)	-

Total stockholders' equity (deficit)	208,585	(2,615)
Total liabilities and stockholders' equity (deficit)	$285,828	$1,085

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the three and six months ended March 31, 2010 and 2009
and the period from inception (April 9, 2008) to March 31, 2010
(unaudited)
	Three months Ended March 31, 2010	Three months Ended March 31, 2009	Six months Ended March 31, 2010	Six months Ended March 31, 2009	Cumulative from inception (April 9, 2008) to March 31, 2010

Expenses
General and administrative	$109,959	$9,980	$183,438	$23,048	$233,653

	109,959	9,980	183,438	23,048	233,653

Net loss	$109,959	$9,980	$183,438	$23,048	$233,653

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding	57,124,074	57,050,000	57,086,630	57,050,000

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the six months ended March 31, 2010 and 2009
and the period from inception (April 9, 2008) to March 31, 2010
(unaudited)
	Six months ended March 31, 2010	Six months ended March 31, 2009	Cumulative from inception (April 9, 2008) to March 31, 2010

Cash provided by (used in):

Operating activities:
Net loss	$(183,438)	$(23,048)	$(233,653)
Adjustment to reconcile net loss to
net cash used in operating activities:
Impairment of assets	-	-	3,500
Changes in assets and liabilities
Accounts payable and accrued expenses	46,959	(1,781)	47,159
Accounts payable - related party	20,584	-	20,584

Net cash used in operating activities	(115,895)	(24,829)	(162,410)

Investing activities:
Purchase of mineral property	-	-	(3,500)

Net cash used in investing activities	-	-	(3,500)

Financing activities:
Proceeds from sale of common stock	400,000	-	447,600
Proceeds from advances from shareholder	6,000	-	9,500

Net cash provided by financing activities	406,000	-	457,100

Increase (decrease) in cash during the period	290,105	(24,829)	291,190
Foreign exchange effect on cash	(5,362)	-	(5,362)

Cash at beginning of the period	1,085	39,319	-

Cash at end of the period	$285,828	$14,490	$285,828

Supplemental Cash Flow Information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development-Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Revonergy Inc., formerly York Resources, Inc. (“Revonergy” or the “Company”), was incorporated in the state of Nevada on April 9, 2008.  Revonergy was originally organized as a mining exploration company, but after assessing the results from its first round of exploration activities on its ODD 1 – 4 Properties, the Company decided not to pursue further explorations on the properties and to search for other business opportunities.

Control of the Company, 35,000,000 shares, was acquired by Sugarberry Assets Limited on December 9, 2009.  The Company’s new focus is on the acquisition and development of renewable energy projects.  A wholly owned subsidiary, Revonergy Biopower Ltd., was incorporated in the United Kingdom on December 9, 2009.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  Results for the six months ended are not indicative of the results that may be expected for the year ending September 30, 2010.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Since its inception on April 9, 2008, the Company has not yet generated any revenues and has incurred operating losses totaling $233,653.  It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Consolidation

These consolidated financial statements include the accounts of Revonergy Inc. and its wholly owned subsidiary, Revonergy Biopower Ltd.  All significant intercompany balances and transactions have been eliminated.

Development-Stage Enterprise

The Company has been in the development stage since its formation on April 9, 2008.  Accordingly, the Company’s financial statements are presented as a development-stage enterprise, as prescribed by standards for accounting and reporting by development-stage enterprises.

Cash

Cash consists of checking accounts held at financial institutions in the United Kingdom.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the fiscal year.  The Company makes estimates for, among other items, useful lives for depreciation and amortization, determination of future cash flows associated with impairment testing for long-lived assets, determination of the fair value of stock options and warrants, valuation allowance for deferred tax assets, allowances for doubtful accounts, and potential income tax assessments and other contingencies.  The Company bases its estimates on historical experience, current conditions, and other assumptions that it believes to be reasonable under the circumstances.  Actual results could differ from those estimates and assumptions.

Note 2.  Related-Party Transactions

During the six months ended March 31, 2010, a shareholder of the Company advanced $6,000.  The balance owing of $9,500 is unsecured and non-interest-bearing.

During the six months ended March 31, 2010, the Company has incurred services provided by a former officer of the Company in the amount of $95,000 (2009 - $nil).  The balance outstanding as at March 31, 2010, of $22,500 is included in accounts payable.

During the six months ended March 31, 2010, an officer of the Company incurred expenses on behalf of the Company in the amount of $20,584.  The balance outstanding as at March 31, 2010, of $20,584 is included in accounts payable.

Note 3.  Share Capital

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001.

During the six months ended March 31, 2010, the Company issued 1,333,333 shares of common stock and warrants to purchase 666,667 shares of common stock at an exercise price of $0.40 until March 31, 2011, for subscription received of $400,000.

Stock Purchase Warrants

At March 31, 2010, the Company had reserved 666,667 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

666,667	$ 0.40	March 31, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three- and six-month periods ended March 31, 2010 and 2009, and the period from commencement of business on April 9, 2008, to March 31, 2010, and our annual report on Form 10-K for the year ended September 30, 2009, including the financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that we received a subscription for shares of our common stock in the amount of $400,000, which has enabled us to cover operating expenses.

Results of Operations

Comparison of the Three and Six Months Ended March 31, 2010,
with the Three and Six Months Ended March 31, 2009

We did not generate any revenue in the three- and six-month periods ended March 31, 2010 and 2009.

Our operating expenses for the three and six months ended March 31, 2010, were $109,959 and $183,438, respectively, as compared to $9,980 and $23,048 for the comparable periods in 2009, increases of 1002% and 696%.  These increases are due primarily to additional professional and other services related to our commencement of business.

Overall, we sustained a net loss of $109,959 and $183,438 for the three and six months ended March 31, 2010, respectively, as compared to net losses of $9,980 and $23,048 in the corresponding periods of the preceding year.

We had one full-time employee as of March 31, 2010.

Liquidity and Capital Resources

As of March 31, 2010, our current assets were $285,828, as compared to $1,085 at September 30, 2009.  As of March 31, 2010, our current liabilities were $77,243, as compared to $3,700 at September 30, 2009.  In addition, we had stockholders’ equity of $208,585 at March 31, 2010, compared to a stockholders’ deficit of $2,615 at September 30, 2009, a decrease in the deficit of $211,200.

Operating activities used net cash of $115,895 for the six months ended March 31, 2010, as compared to net cash used of $24,829 for the comparable six months ended March 31, 2009.  The $91,066 increase in net cash used by our operating activities resulted primarily from expenses for additional professional and other services related to our commencement of business.

No cash was spent on investing activities during the six-month periods ended March 31, 2010 and 2009.

Net cash of $406,000 provided by financing activities during the six months ended March 31, 2010, consists of proceeds of $400,000 from a subscription for shares and advances from a shareholder of $6,000.  This is compared to no funds being received during the comparable six-month period ended March 31, 2009.

Our current cash balances will not meet our working capital and capital expenditure needs for the whole of the current year.  Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing, and sales, purchases of equipment, and other factors.  We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances.  If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-K for the year ended September 30, 2009, we reported that we did not maintain effective control over financial reporting.  The weaknesses identified during the year ended September 30, 2009, have continued during the six-month period ended March 31, 2010, and are as follows:

(i)
Lack of any independent directors for our board and audit committee.  We currently have two independent directors on our board, which is comprised of four directors.  Both of our independent directors were appointed during the six-month period ended March 31, 2010.  Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the six-month period ended March 31, 2010, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described.  Such remediation activities include the following:

•	We have recently recruited two independent board members, including one who qualifies as an audit committee financial expert, to join our board.

•	We plan to recruit one or more additional independent board members to join our board of directors in due course.

•	We plan to recruit additional employees within the accounting functions when resources permit.

In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

PART II—OTHER INFORMATION

Item 6.  Exhibits

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.03	Warrant for the Purchase of 666,667 Shares of Common Stock, Par Value $0.001, dated March 26, 2010	This filing.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	This filing.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	This filing.
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

Registrant

Revonergy Inc.

Date: May 17, 2010	By:	/s/ Ravi K. Daswani
Ravi K. Daswani, President and
Chief Executive Officer

Date: May 17, 2010	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer