Form 10-Q
period 2010-06-30
REVONERGY INC
filed 2010-08-12
CIK 1452274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 11, 2010, the issuer had one class of common stock, with a par value of $0.001, of which 58,508,333 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Consolidated Balance Sheets as at June 30, 2010 (unaudited), and
	September 30, 2009	3

	Consolidated Statements of Operations for the
	Three and Nine Months Ended June 30, 2010 and 2009, and the
	Period from Inception (April 9, 2008) to June 30, 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2010 and 2009, and the
	Period from Inception (April 9, 2008) to June 30, 2010 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4T:	Controls and Procedures	11

	PART II—OTHER INFORMATION

Item 6:	Exhibits	12

	Signatures	12

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Balance Sheets
June 30, 2010 and September 30, 2009
	June 30,	September 30,
	2010	2009
	(unaudited)
Assets

Current assets:
Cash	$77,844	$1,085
Total current assets	77,844	1,085

Total assets	$77,844	$1,085

Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses	$70,205	$200
Accounts payable - related party	11,322	-
Accrued wages	110,509	-
Advance from shareholder	9,500	3,500
Total current liabilities	201,536	3,700

Total liabilities	201,536	3,700

Stockholders' Equity (Deficit)
Common stock:
$0.001 par value, 100,000,000 authorized shares
58,383,333 and 57,050,000 shares issued and outstanding,
respectively	58,383	57,050
Additional paid in capital	389,217	(9,450)
Deficit accumulated during the development stage	(569,601)	(50,215)
Accumulated other comprehensive (loss)	(1,691)	-

Total stockholders' equity (deficit)	(123,692)	(2,615)
Total liabilities and stockholders' equity (deficit)	$77,844	$1,085

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the three and nine months ended June 30, 2010 and 2009
and the period from inception (April 9, 2008) to June 30, 2010
(unaudited)
	Three months Ended June 30, 2010	Three months Ended June 30, 2009	Nine months Ended June 30, 2010	Nine months Ended June 30, 2009	Cumulative from inception (April 9, 2008) to June 30, 2010

Expenses
General and administrative	$335,948	$12,428	$519,386	$35,476	$569,601

	335,948	12,428	519,386	35,476	569,601

Net loss	$335,948	$12,428	519,386	$35,476	$569,601

Loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of shares outstanding	58,383,333	57,050,000	57,513,980	57,050,000

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the nine months ended June 30, 2010 and 2009
and the period from inception (April 9, 2008) to June 30, 2010
(unaudited)
	Nine months ended June 30, 2010	Nine months ended June 30, 2009	Cumulative from inception (April 9, 2008) to June 30, 2010

Cash provided by (used in):

Operating activities:
Net loss	$(519,386)	$(35,476)	$(569,601)
Adjustment to reconcile net loss to
net cash used in operating activities:
Impairment of assets	-	-	3,500
Changes in assets and liabilities
Accounts payable and accrued expenses	70,005	(1,954)	70,205
Accounts payable - related party	11,322	-	11,322
Accrued wages	110,509	-	110,509
Net cash used in operating activities	(327,550)	(37,430)	(374,065)

Investing activities:
Purchase of mineral property	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Financing activities:
Proceeds from sale of common stock	400,000	-	447,600
Proceeds from advances from shareholder	6,000	-	9,500
Net cash provided by financing activities	406,000	-	457,100

Increase (decrease) in cash during the period	78,450	(37,430)	79,535
Foreign exchange effect on cash	(1,691)	-	(1,691)

Cash at beginning of the period	1,085	39,319	-

Cash at end of the period	$77,844	$1,889	$77,844

Supplemental Cash Flow Information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

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

Control of the Company, 35,000,000 shares, was acquired by Sugarberry Assets Limited on December 9, 2009.  The Company’s new focus is on the acquisition and development of renewable energy projects.  The Company has incorporated new wholly owned subsidiaries, Revonergy Biopower Ltd., incorporated in the United Kingdom on December 9, 2009, and Revonergy Power LLC, incorporated in the state of Nevada on June 10, 2010.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.  Results for the nine months ended are not indicative of the results that may be expected for the year ending September 30, 2010.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Since its inception on April 9, 2008, the Company has not yet generated any revenues and has incurred operating losses totaling $569,601.  It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

Basis of Consolidation

These consolidated financial statements include the accounts of Revonergy Inc. and its wholly owned subsidiaries, Revonergy Biopower Ltd. and Revonergy Power LLC.  All significant intercompany balances and transactions have been eliminated.

Development-Stage Enterprise

The Company has been in the development stage since its formation on April 9, 2008.  Accordingly, the Company’s financial statements are presented as a development-stage enterprise, as prescribed by standards for accounting and reporting by development-stage enterprises.

Cash

Cash consists of bank accounts held at financial institutions in the United States, United Kingdom, and Hong Kong.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

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

Note 2.  Related-Party Transactions

During the nine months ended June 30, 2010, a shareholder of the Company advanced $6,000.  The balance owing of $9,500 is unsecured and non-interest-bearing.

During the three and nine months ended June 30, 2010, the Company has incurred services provided by a former officer of the Company in the amount of $30,000 and $125,000, respectively (2009 - $nil and $nil).  The balance outstanding as at June 30, 2010, of $17,250 is included in accounts payable.

During the nine months ended June 30, 2010, an officer of the Company incurred expenses on behalf of the Company in the amount of $22,584.  The balance outstanding as at June 30, 2010, of $11,322 is included in accounts payable-related party.

Note 3.  Share Capital

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value of $0.001.

During the nine months ended June 30, 2010, the Company issued 1,333,333 shares of common stock and warrants to purchase 666,667 shares of common stock at an exercise price of $0.40 until March 31, 2011, for subscription received of $400,000.

Stock Purchase Warrants

At June 30, 2010, the Company has reserved 666,667 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

666,667	$ 0.40	March 31, 2011

Note 4.  Subsequent Event

Subsequent to June 30, 2010:

•
The Company’s Board of Directors and stockholders have approved amended and restated articles of incorporation that would increase the authorized share capital to 550,000,000 shares, comprised of 500,000,000 shares of common stock, with a par value of $0.001, and 50,000,000 shares of preferred stock, with a par value of $0.001.  These amended and restated articles of incorporation will become effective 20 days after a definitive information statement is mailed to the Company’s stockholders.

The amended and restated articles of incorporation would give the Board of Directors the authority to designate class and rights of preferred shares.

•	The Company issued 125,000 fully paid and nonassessable shares of common stock of the Company for services received with a fair value of $15,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three- and nine-month periods ended June 30, 2010 and 2009, and the period from commencement of business on April 9, 2008, to June 30, 2010, and our annual report on Form 10-K for the year ended September 30, 2009, including the financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that our expenses and our net losses are increasing while we continue our efforts to acquire and develop renewable energy projects.

Results of Operations

Comparison of the Three and Nine Months Ended June 30, 2010,
with the Three and Nine Months Ended June 30, 2009

We did not generate any revenue in the three- and nine-month periods ended June 30, 2010 and 2009.

Our operating expenses for the three and nine months ended June 30, 2010, were $335,948 and $519,386, respectively, as compared to $12,428 and $35,476 for the comparable periods in 2009, increases of 2,603% and 1,364%.  These increases are due primarily to management remuneration of $144,000, consulting services of $189,000, and additional professional and other costs related to investigation of potential business opportunities.

Overall, we sustained a net loss of $335,948 and $519,386 for the three and nine months ended June 30, 2010, respectively, as compared to net losses of $12,428 and $35,476 in the corresponding periods of the preceding year.

We had two full-time employees as of June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010, our current assets were $77,844, as compared to $1,085 at September 30, 2009.  As of June 30, 2010, our current liabilities were $201,536, as compared to $3,700 at September 30, 2009.  In addition, we had a stockholders’ deficit of $123,692 at June 30, 2010, compared to a stockholders’ deficit of $2,615 at September 30, 2009.

Operating activities used net cash of $327,550 for the nine months ended June 30, 2010, as compared to net cash used of $37,430 for the comparable nine months ended June 30, 2009.  The $290,120 increase in net cash used by our operating activities resulted primarily from expenses for additional professional and other services related to our commencement of business.

No cash was spent on investing activities during the nine-month periods ended June 30, 2010 and 2009.

Net cash of $406,000 provided by financing activities during the nine months ended June 30, 2010, consists of proceeds of $400,000 from a subscription for shares and advances from a shareholder of $6,000.  This is compared to no funds being received during the comparable nine-month period ended June 30, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officers (whom we refer to in this periodic report as our Certifying Officers), as appropriate to allow timely decisions regarding required disclosure.  Our management has evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2010, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.

In our Annual Report on Form 10-K for the year ended September 30, 2009, we reported that we did not maintain effective control over financial reporting.  The weaknesses identified during the year ended September 30, 2009, have continued during the nine-month period ended June 30, 2010, and are as follows:

(i)
Lack of any independent directors for our board and audit committee.  We currently have two independent directors on our board, which is comprised of four directors.  Both of our independent directors were appointed during the nine-month period ended June 30, 2010.  Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)
Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the nine-month period ended June 30, 2010, we had one person on staff that performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Registrant

Revonergy Inc.

Date: August 12, 2010	By:	/s/ Ravi K. Daswani
Ravi K. Daswani, President and
Chief Executive Officer

Date: August 12, 2010	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer