Form 10-K
period 2010-09-30
REVONERGY INC
filed 2010-12-29
CIK 1452274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

Commission File Number 000-53567

Revonergy Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0589723
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Landmark House, 17 Hanover Square
London	W1S 1HU
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	+44 207 993 5700

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, Par Value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of March 31, 2010, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $4,676,667.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of December 23, 2010, registrant had 58,508,333 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking.  Forward-looking statements are typically identified by use of the words “believe,” “may,” “could,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend,” and similar words and expressions.  Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements.  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.  The forward-looking statements included in this report are made only as of the date of this report.

PART I

ITEM 1.  BUSINESS

Background

Revonergy Inc. was incorporated in Nevada on April 9, 2008, as York Resources, Inc.  On December 9, 2009, control of the Company changed and the new management indicated its intent to change the business of the Company to that of renewable energy.  On December 21, 2009, the board of directors approved the change of name to Revonergy Inc.  This change became effective February 5, 2010.

On December 9, 2009, Revonergy Biopower Ltd. was incorporated in the United Kingdom as a wholly owned subsidiary through which we contract with international suppliers and clients.

On June 10, 2010, Revonergy Power, LLC was incorporated in Nevada as a wholly owned subsidiary through which we contract with United States suppliers and clients.

Nature of Business

We are in the renewable energy industry of developing, acquiring, and operating renewable energy power plants and by providing consulting services to other industry participants.  The renewable energy industry includes companies engaged in generating electricity, manufacturing equipment, creating fuels, or providing services related to the production of energy utilizing sources such as solar, wind, geothermal, tidal, wave, hydropower, ethanol, biofuels, and biomass.  Our focus is on:

(i)           generating renewable electricity as an independent power producer (IPP) through designing, building, owning, and operating renewable energy power plants in Europe, Asia, Africa, and the Americas;

(ii)          producing significant, measurable carbon benefits, carbon credits, or carbon offsets that are validated and verified to national or international standards, for sale to purchasers interested in offsetting their greenhouse gas footprints as a means of mitigating the effects of climate change or to traders and financial institutions of such carbon benefits, carbon credits, or carbon offsets; and

(iii)         providing consulting services on all aspects of IPP project development and carbon benefits, carbon credits, or carbon offsets.

Overview of the Renewable Energy Industry

While a majority of the world’s current energy supply is generated from fossil fuels, such as coal, oil, and natural gas, these traditional energy sources face a number of challenges, including rising prices; increasing demand from developing nations; infrastructure limitations; security concerns over dependence on imports from a limited number of countries, some of which are unstable and have significant fossil fuel supplies; and growing environmental concerns over the climate change risks associated with emission from fossil-fueled power generation.  As a result of these and other challenges facing traditional energy sources, governments, businesses, and consumers are increasingly supporting the development of alternative energy sources and new technologies for electricity generation.  Renewable energy sources, such as solar, biomass, geothermal, hydroelectric, and wind-power generation, have emerged as potential alternatives that address some of these concerns.  As opposed to fossil fuels, which draw on finite resources that may eventually become too expensive to retrieve, renewable energy sources are generally fully sustainable and recurring.  Where they are not currently economically competitive with fossil fuels, renewable energy sources continue to be supported by various government policies and incentives.  Participants in energy markets worldwide are dedicating increasing resources to developing renewable alternatives to fossil fuel resources.

We believe that the renewable energy industry is among the fastest growing industries in the world.  Our management believes that the global renewable energy markets for biofuels, solar, wind, and fuel cells will expand dramatically in the next several years and that these industries will be a target for venture capital and private equity investment.  We believe that this anticipated growth should create attractive acquisition opportunities, as evidenced in the following market segments:

Hydropower — Hydroelectric power, also known as hydropower, generates electricity by harnessing falling water and sending it through a turbine that is connected to a generator, thus converting the kinetic energy of falling water into mechanical and electrical energy.  Compared to other renewable energy options, hydroelectric power is an established and mature technology.  It is a clean, reliable, and renewable energy source that accounts for the majority of energy production in several countries and accounts for nearly one-fifth of the world’s electricity supply.

Solar — Solar power is a renewable fuel source that utilizes the sun’s energy to produce heat, light, and electricity.  Sunlight is converted into solar energy through photovoltaic and thermal technologies.  Photovoltaic technologies convert sunlight into electricity using solar cells or semiconductor devices, usually made from poly-silicon.  The overall cost of production for photovoltaic energy has decreased significantly in recent years with the development of new technologies that reduce costs associated with the photovoltaic or solar cells.  Falling production costs, combined with increased efficiency and yield, have resulted in strong growth in the market for photovoltaic solar energy.  Thermal technologies use lenses and reflectors to concentrate the sun’s energy and generate heat or electricity.  While solar thermal energy has a variety of uses, the most widespread is the superheating of water and its conversion into steam for thermal electricity generation in solar power plants.  Solar energy and, in particular, solar thermal technologies are among the newest renewable energies being developed today; however, their utilization and production is projected to increase as a result of their effectiveness and declining production costs.  Our management believes that total photovoltaic production is increasing year over year and is growing particularly aggressively in the United States.

Wind — Wind power technology harnesses the force of the wind passing through rotor blades that turn an electric generator.  Wind energy is clean, renewable, plentiful, and significantly reduces greenhouse gas emissions when replacing fossil fuel sources.  Moreover, advances in the technology supporting wind power have increased the reliability and efficiency of the generation process.  The reliability of the technology has increased to the point where machines are able to generate power approximately 96% of the time.  Our management believes that the potential for wind power generation is substantial and that the market for wind energy will grow dramatically in the next decade.

Biofuel — Biofuel can be broadly defined as a solid, liquid, or gas fuel derived from biological sources.  First-generation biofuels are produced from crops, such as corn or sugar beet, while second-generation biofuels are generated from cellulosic or “woody” sources.  Global production of biofuels has doubled over the past five years and that growth appears poised to continue.  Ethanol, a flammable, colorless chemical compound, is the most prevalent biofuel.  Ethanol burns cleanly and is commonly used as a motor fuel source and/or fuel additive.

Biomass — Biomass power generates energy from recently living organisms, including plants and animal by-products.  Biomass can either be burned to produce steam for use in electricity production or converted into a combustible gas for use in driving a turbine.  Reducing the costs associated with its production and maintaining economically viable and reliable feedstock sources are critical to ensuring that the market for biomass power continues to grow.

Competitive Conditions

There is significant competition among alternative energy companies.  Our business faces competition from a number of entities that have the financial and other resources that would enable them to expand their businesses.  Even if we are able to enter into joint venture agreements, our competitors may be more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on our business.  However, we believe that our executive officers and directors possess the experience, skills, and contacts necessary to source, evaluate, and acquire or, alternatively, to design and build desirable renewable energy assets.  Where we do not have the expertise in-house, we will hire, sub-contract, or outsource the expertise.  Additionally, members of our board of directors have extensive professional relationships with governmental, legislative, and diplomatic communities.  We intend to leverage these extensive contacts and relationships of our executive officers and directors to source, evaluate, and acquire or, alternatively, to design and build desirable renewable energy assets.

We believe we have the following competitive advantages over many other entities with business objectives similar to ours:

Status as a Public Company

We believe our status as a public company will allow us, from time to time, to use our stock as currency to acquire renewable energy assets.

Management Expertise

Ravi K. Daswani, our Chief Executive Officer and President, has substantial experience in the renewable energy industry worldwide, through his efforts over the past several years in investigating and identifying desirable renewable energy projects.  Mr. Daswani has evaluated renewable energy projects in South Africa, the Middle East, West Africa, Europe, Canada, and Latin America.  Mr. Daswani also has experience in the sale of carbon credits and carbon offsets to various financial institutions and brokers.  Mr. Daswani has also been involved in project finance discussions and negotiations with financial institutions that lend to renewable energy projects, including commercial banks, regional financial and government-backed institutions, and private equity or venture capital companies.

Government Initiatives for Renewable Energy

Rising energy costs, declining oil and gas reserves, and growing concerns about the environmental and political impacts of the world’s dependence on fossil fuels, emissions from the burning of fossil fuels, and concomitant global climate change have ignited global interest in renewable energy alternatives.  In recent years, a growing number of countries have established incentive programs for the development of renewable energy sources, such as: (i) net metering laws that allow on-grid end users to earn credits for renewable energy generation; (ii) direct subsidies and grants to encourage the production and use of renewable energy; (iii) low interest loans for financing renewable power systems and tax incentives; (iv) government standards that mandate minimum usage levels of renewable energy sources; and (v) feed-in tariffs, or fixed-sale prices, to guarantee minimum prices for utility purchases of renewable electricity.

However, we cannot assure you that such government subsidies and/or economic incentives will be available or will not be reduced or eliminated in the specific renewable energy industry in which we choose to consummate a business combination.

No Financing Commitments

We have no commitments for any financing.  We are currently in discussions with several intermediaries, advisors, and investors to structure and raise the funds to finance potential projects.  We are evaluating debt and equity placements at the corporate level, as well as project specific capital opportunities.  There can be no assurance that capital will be available to use on commercially acceptable terms or at all.

We intend to look for greenfield or brownfield development opportunities that we can develop into functioning renewable energy power plants.  We intend to source these opportunities through recommendations, word of mouth, advertisements, and attendances at industry trade shows.  We also intend to acquire fully functioning or partly functioning renewable energy power plants if the opportunity presents itself and management thinks that it is a viable business opportunity.

Our Renewable Energy Business

We intend to grow our renewable energy business through the application of three main complementary activities: (i) origination; (ii) implementation; and (iii) commercialization of renewable energy projects:

(i)           Origination involves our management team actively looking for and soliciting projects from industrial clients, agricultural and farming clients, governments at all levels, and clients in other areas of commerce.  Our management team, either directly or through third-party consultants, then assesses the project for its technical and commercial viability.  Thereafter, commercial agreements are negotiated and concluded.

(ii)          Implementation involves testing of concepts, identifying opportunities for innovation; negotiating material contracts and sales; conducting front-end engineering and design (FEED); producing environmental impact reports as required by law; producing drawings and data sheets; and inviting machinery suppliers to tender for the project.  Engineering, construction, and procurement contracts are awarded to the successful bidder who will normally design the installation, procure the necessary materials, and construct it, either through its own labor force or by subcontracting part or all of the work.

(iii)         Commercialization involves the appointment of an experienced management team to operate the installation.

During the summer of 2010, we began the process of identifying potential projects, which included visiting sites of seven potential renewal energy acquisitions through the United States, engaging in various levels of due diligence for each potential acquisition, and attempting to match potential funding sources to those projects.

Technology Type

We will not depend on any single technology in developing our renewable energy projects portfolio.

Consulting Business

Our Chief Executive Officer has long-standing connections with consultants who will be retained by us or a special purpose subsidiary, on a project-by-project basis, to advise our clients on all aspects of project development such as project bidding, environmental assessment and permitting, local government issues, financing and joint venture arrangements, preferential tax structures, procurement and construction, green attributes and emission trading, regulatory approvals, interconnection and commissioning, power purchase agreements, energy exports, and energy markets.

We expect that our consulting team will bring competencies in:

•	engaging municipalities and communities;

•	carbon sequestration science, modeling, and assessments;

•	carbon finance, law, accounting, and program administration; and

•	international and domestic climate policy.

Our consulting team will also provide services in:

•	financial modeling and assessments;

•	technical and financial viability or feasibility reports;

•	engaging third-party verification and validation;

•	front-end engineering and design;

•	plan and machinery manufacture;

•	legal, administration and financial advice; and

•	corporate tax structuring.

Corporate Structure

We intend to be holding company for revenue-generating assets and consulting services.  Depending on various deal specific criteria, any particular subsidiary may be wholly or only partly owned by us.

Mission Statement

We are dedicated to developing and owning long-term renewable energy projects that are safe, economically viable, and environmentally friendly, to enhance the future of countries and economies worldwide.

Carbon Credits or Carbon Offsets

A carbon offset is a financial instrument aimed at a reduction in greenhouse gas emissions.  Carbon offsets are measured in metric tons of carbon dioxide-equivalent (CO2e) and may represent six primary categories of greenhouse gases.  One carbon offset represents the reduction of one metric ton of carbon dioxide or its equivalent in other greenhouse gases.

Carbon credits are a key component of national and international attempts to mitigate the growth in concentrations of greenhouse gases (GHGs).  One carbon credit is equal to one ton of carbon.  Carbon trading is an application of an emissions trading approach.  Greenhouse gas emissions are capped and then markets are used to allocate the emissions among the group of regulated sources.  The idea is to allow market mechanisms to drive industrial and commercial processes in the direction of low emissions or less “carbon intensive” approaches than are used when there is no cost to emitting carbon dioxide and other GHGs into the atmosphere.  Since GHG mitigation projects generate credits, this approach can be used to finance carbon reduction programs between trading partners and around the world.

As more and more people, small and large businesses, governments, and institutions become aware of the harmful effects of greenhouse gases, a thriving market for carbon credits and carbon offsets may develop.  These credits and offsets come in all shapes and sizes, from United Nations-certified carbon credits to credits connected to voluntary unregulated GHG emission reduction programs.  The prices for these credits vary, with UN-certified credits currently being considered the most expensive.

We intend to work with regulated and unregulated carbon credits and carbon offsets.  We shall assess, on a project-by-project basis, the merits or demerits of the type of carbon credits or offsets associated with the project.

Where we decide to work with a certain carbon program, for example, the UN-regulated carbon credit (or Kyoto credit as it is more commonly known), we shall appoint the relevant expert to calculate the GHG reduction, file for the appropriate carbon credits, and validate or verify the actual emission reduction and the issuance of the carbon certificate.

We may carry out the sale of carbon credits directly or through a broker.  We expect buyers of carbon credits to include governments at all levels, multilateral institutions such as the United Nations or the World Trade Organization, large corporations, hedge funds, and institutional investors in the United States, Europe, Japan, Australia, and New Zealand.

Employees

We currently have engaged a Chief Executive Officer and a Chief Financial Officer.  To date, these individuals are working without written agreements, but we anticipate that in the near future, we will enter into employment agreements with these individuals.

ITEM 1A.  RISK FACTORS

Important Risk Factors Concerning our Business

You should carefully consider the following risk factors and all other information contained in this annual report in evaluating our business and prospects.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties other than those we described below that are not presently known to us or that we believe are immaterial may also impair our business operations.  If any of the following risks occur, our business and financial results could be harmed.  You should also refer to the other information contained in this annual report, including our financial statements and the related notes.

Risks Related to Our Business and Industry

Because we have no operating history upon which an evaluation of our prospects can be made, an investment in our stock in very risky.

We were organized on April 10, 2008, and commenced business as an exploration stage company.  We have only just changed business directions and commenced business in the renewable energy space.  Accordingly, we have no operating history upon which an evaluation of our performance can take place, and investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior substantial operations.  We face all the risks inherent in a new business, including the expenses, lack of adequate capital and other resources, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements, and management’s potential underestimation of initial and ongoing costs.  We also face the risk that we may not be able to effectively implement our business plan.  If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

To date, we have significant operating losses, an accumulated deficit, and no revenues, and we do not expect to be profitable for at least the foreseeable future and cannot predict when we might become profitable, if ever.

We have a history of losses (approximately $1,170,000 from operations for the year ended September 30, 2010) and an aggregate accumulated deficit (approximately $1,220,000 through September 30, 2010).  We have had no revenues since inception.  Further, we may not be able to generate significant revenues in the future.  In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business.  As a result, we expect to continue to experience substantial negative cash flow for the foreseeable future and cannot predict when, or if, we might become profitable.  We will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate sufficient revenue to fund our operations or achieve profitability in the future.  Even if we do achieve profitability, we may not be able to sustain profitability.  If we are not able to generate revenues sufficient to fund our operations or if we are not able to raise sufficient funds through investments by third parties, it would result in our inability to continue as a going concern.

Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.

Our audited financial statements for the fiscal year ended September 30, 2010, included an explanatory paragraph that such financial statements were prepared assuming that we would continue as a going concern.  As discussed in Note 1 to those financial statements, however, we have a history of losses (approximately $1,170,000 from operations for the year ended September 30, 2010), have an aggregate accumulated deficit (approximately $1,220,000 through September 30, 2010), and have no revenues to date.  These factors raise substantial doubt that we will be able to continue as a going concern.  LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have raised substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result we may have to liquidate our business and our stockholders may lose their investment.

We will need significant additional capital, which we may be unable to obtain.

As of September 30, 2010, we had cash available of approximately $1,100, which will not be sufficient to allow us to fund our proposed operations going forward.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to raise substantial capital, we may be unable to continue.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of September 30, 2010, we had cash available of approximately $1,100.  We will need significant capital expenditures and investments over the next 12 months related to our growth program.

We have no commitments for any additional financing, and there can be no assurance that additional capital will be available to use on commercially acceptable terms or at all.  Our failure to raise capital as needed would significantly restrict our growth and hinder out ability to compete.  We may need to curtail expenses, reduce planned investments in technology and research and development, and forgo business opportunities.  Additional equity financings are likely to be dilutive to holders of our common stock and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

The development of our assets will be capital intensive and sufficient debt financing may not be available, in which case our business could fail.

The development of clean energy generation facilities is a capital-intensive business and our projects may require a high level of debt financing.  Raising such capital is often determined by the overall credit availability in local as well as international markets and often varies not only in the cost of borrowing but also in the terms on which such financing is available.  There is no guarantee that favorable borrowing conditions will exist for any period of time.  Any delays or changes to our projects that alter the amount and timing of when a project requires capital to be injected could have serious restrictive effects on business prospects, financial condition, and the results of operations.

If we were to default on our obligations under the terms of any financing arrangements, our lenders might exercise their rights under whatever security agreements are in place.  Such a default could lead to the loss of our interest in one or more of our projects.

Because we are smaller and have fewer financial and other resources than energy-focused companies, we may not be able to successfully compete in the very competitive alternative energy industry.

There is significant competition among alternative energy companies.  Our business faces competition from a number of entities that have the financial and other resources that would enable them to expand their businesses.  Even if we are able to enter into joint venture agreements, our competitors may be more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on our business.

Our operations may be negatively affected by currency exchange rate fluctuations.

We expect that our assets, earnings, and cash flows will be influenced by a wide variety of currencies due to the geographic diversity of the countries in which we plan to operate.  Fluctuations in the exchange rates of those currencies, if we are able to commence operation in different countries, may have a significant impact on our financial results.  Given the dominant role of the U.S. currency in our affairs, the U.S. dollar is the currency in which we present financial performance.  It is also the natural currency for borrowing and holding surplus cash.  We do not generally believe that active currency hedging provides long-term benefits to our shareholders.  We may consider currency protection measures appropriate in specific commercial circumstances, subject to strict limits established by our board of directors.  Therefore, in any particular year, currency fluctuations may have a significant and material adverse impact on our financial results.

Economic, political, and other risks associated with international sales and operations could adversely affect our proposed business.

Because we currently intend to generate revenues in many countries in Europe, Africa, the Americas, and Asia, our proposed business is subject to risks associated with doing business internationally.  In addition, our employees, contract manufacturers, suppliers, and job functions will be located outside the United States.  Accordingly, our future results could be harmed by a variety of factors, including, but not limited to:

•	changes in a specific country’s or region’s political, economic, or other conditions;

•	trade protection measures and import or export licensing requirements;

•	negative consequences from changes in tax laws;

•	difficulty in staffing and managing widespread operations;

•	differing labor regulations;

•	unexpected changes in regulatory requirements; and

•	geopolitical turmoil, including terrorism and war.

Changing laws, rules, and regulations and legal uncertainties could increase the regulation of our business and, therefore, increase our operating costs.

We will be subject to a number of foreign and domestic laws, rules, regulations, and guidelines, including laws, rules, and regulations relating to health and safety, the conduct of operations, the protection of the environment, and the manufacture, management, transportation, storage, and disposal of certain materials used in our proposed operations.  Management believes that we will succeed in complying with such laws, regulations, and guidelines; however, changes to such laws, regulations, and guidelines due to environmental changes, unforeseen environmental effects, general economic conditions, and other matters beyond our control may cause adverse effects to our operations.  We intend to invest financial and managerial resources to ensure compliance with applicable laws, regulations, and guidelines, as necessary.  It is impossible to predict the cost or impact of such laws, regulations, or guidelines on our future operations.

We may become liable for damages for violations of environmental laws and regulations.

Our proposed operations will be subject to environmental regulation in all of the jurisdictions in which we operate.  Environmental regulations are likely to evolve in a manner that will require stricter standards and enforcement measures being implemented, increases in fines and penalties for noncompliance, more stringent environmental assessments of proposed projects, and a heightened degree of responsibility for companies and their directors and employees.  Compliance with environmental regulations and liability for violations of those regulations could increase our cost of doing business.

Failure to make accretive acquisitions and successfully integrate them could adversely affect our future financial results, while successful acquisitions could have a dilutive effect on our stockholders.

As part of our growth strategy, we will seek to acquire or invest in complementary (including competitive) businesses, facilities, or technologies and enter into co-location joint ventures in power-generation industries.  Our goal is to make such acquisitions, integrate these acquired assets into our operations, and reduce operating expenses.  The process of integrating these acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business.  We cannot assure you that the anticipated benefits of any acquisitions will be realized.  In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, any of which can materially and adversely affect our operating results and financial position.

We may be unable to obtain regulatory approval for the issuance and sale of carbon credits or carbon offsets.

There is no guarantee that our projects will ever meet the standard for verification or be issued with carbon credits or carbon offsets, and there can be no assurance that our ability to sell such offsets will not be affected by rejection or delay in individual projects.  Any failure to attain such approvals may have a material adverse effect on our ability to sell carbon offsets or carbon credits and so have a material adverse effect on our financial condition and results of operations.  Furthermore, these carbon credits and carbon offsets carry a price risk, and there is no guarantee that the carbon offsets or carbon credits will bring the price expected or any price at all.

We may fail to renew or retain statutory or regulatory permits and approvals, which would have a material adverse effect on our business.

Certain statutory and regulatory permits and approvals are required in order to operate clean energy generation businesses.  There can be no assurance that the relevant authorities will issue any such permits and approvals in the timeframe anticipated or at all.  Failure to maintain or obtain required permits or approvals may result in the interruption of our future operations, which would have a material adverse effect on our financial condition and results of operations.

We depend on our officers and key personnel, and the loss of any of these persons could adversely affect our operations and results.

We believe that implementing our proposed expansion strategy and execution of our business plan to acquire, manage, and develop power generation assets will depend to a significant extent upon the efforts and abilities of our executive officers and key personnel, in particular Ravi K. Daswani.  Because the renewable and alternative energy industries are highly competitive, we believe that the personal contacts of our officers and key personnel within the industry and within the scientific community engaged in related businesses will be a significant factor in our anticipated success.  Our failure to retain our officers or key personnel, or to attract and retain additional qualified personnel, could adversely affect our operations and results.  We do not currently carry key-man life insurance on any of our officers.

Our chief executive officer and principal stockholder controls our business and may make decisions that are not in the best interests of minority stockholders.

Our chief executive officer, Ravi K. Daswani, is the beneficial owner of approximately 59.8% of the outstanding shares of our common stock.  Accordingly, he will have a significant influence in determining the outcome of all corporate transactions or other matters submitted to the stockholders for approval, including election of directors, amendment of charter documents, mergers, consolidations, and the sale of all or substantially all of our assets.  The interests of Mr. Daswani may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

Because our assets, executive officers, and directors are located outside the United States of America, it will be difficult for stockholders residing in the United States to enforce within the United States any judgments obtained against us or any of our executive officers and directors.

We are incorporated in the state of Nevada and have an agent for service in Henderson, Nevada.  Our agent for service will accept service on our behalf of any legal process and any demand or notice authorized by law to be served upon a corporation.  Our agent for service will not, however, accept service on behalf of any of our executive officers or directors.  Our executive officers and directors reside outside the United States.  None of them has an agent for service in the United States.  In addition, all of our assets and the assets of our executive officer and director are located outside of the United States.  Further, we do not currently maintain a permanent place of business within the United States.

Given the foregoing, the following will be difficult:

•	effecting service of process within the United States on our executive officers and directors;

•	enforcing judgments obtained in United States courts based on the civil liability provisions of the U.S. federal securities laws against our executive officers and directors;

•	enforcing judgments of United States courts based on civil liability provisions of the United States securities laws in foreign courts against our executive officers and directors; and

•	bringing an original action in foreign courts to enforce liabilities based on the United States federal securities laws against our executive officers and directors.

Risks Related to an Investment in Our Common Stock

Because we are quoted on the Over-the-Counter Bulletin Board (“OTC Bulletin Board”) instead of an exchange or national quotation system, our investors may have more difficulty selling their stock or experience negative volatility on the market price of our stock.

Our common stock is quoted for trading on the OTC Bulletin Board.  The market for our common stock is highly illiquid, sporadic, and volatile.  The lack of an active, stable trading market will impair our stockholders’ ability to sell their shares at the time they wish to sell them or at a price they consider reasonable.  Our stock should not be purchased by anyone who cannot afford to lose his entire investment.  An inactive market will also impair our ability to raise capital by selling shares of capital stock and will impair our ability to acquire other companies or assets by using common stock as consideration.

The OTC Bulletin Board is often highly illiquid, in part because it does not have a national quotation system by which potential investors can follow the market price of shares except through information received and generated by a limited number of broker-dealers that make markets in particular stocks.  There is a greater chance of volatility for securities that trade on the OTC Bulletin Board as compared to a national exchange or quotation system.  This volatility may be caused by a variety of factors, including the lack of readily available price quotations, the absence of consistent administrative supervision of bid and ask quotations, lower trading volume, and market conditions.  Investors in our common stock may experience high fluctuations in the market price and volume of the trading market for our securities.  These fluctuations, when they occur, have a negative effect on the market price for our securities.  Accordingly, our stockholders may not be able to realize a fair price from their shares when they determine to sell them or may have to hold them for a substantial period of time until the market for our common stock improves.

Future sales of common stock or other dilutive events may adversely affect prevailing market prices for our common stock.

We are currently authorized to issue up to 500 million shares of common stock, of which 58,508,333 shares were issued and outstanding as of December 23, 2010.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized.  The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock.  The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers, or other transactions.  If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

If we deem it advisable to raise capital through equity or convertible debt financings, the then-current stockholders will experience dilution and may be placed in a junior position with respect to more senior rights, preferences, or privileges granted to new stockholders.

We are currently suffering operating losses.  Unless we achieve and maintain profitability, we will need to raise additional capital.  If we issue additional equity or convertible debt securities to raise funds, the then-current stockholders will experience dilution and may be placed in a junior position with respect to more senior rights, preferences, or privileges granted to new stockholders.  Also, new equity or convertible debt investors may demand rights, preferences, or privileges senior to those of existing holders of our common stock.

Investors may have difficulty liquidating their investment because our stock will be subject to penny stock regulation.

The shares of our common stock are “penny stocks” within the definition of that term as contained in the Securities Exchange Act of 1934, as amended, or Exchange Act (generally, equity securities with a price of less than $5).  The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks.  The rules, in part, require broker-dealers to provide penny stock investors with increased risk disclosure documents and make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These heightened disclosure requirements may severely affect the market liquidity of our common stock and could limit an investor’s ability to sell common shares in the secondary market.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and operating results.  In addition, as a consequence of such failure, current and potential stockholders could lose confidence in our financial reporting, which could have an adverse effect on our stock price.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we could be subject to regulatory action or other litigation and our operating results could be harmed.

Commencing with our fiscal year ended September 30, 2010, we will be required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

During the course of our testing, we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404.  In addition, if we fail to maintain the adequacy of our internal accounting controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404.  Failure to achieve and maintain an effective internal control environment could cause us to face regulatory action and also cause investors to lose confidence in our reported financial information, either of which could have an adverse effect on our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

For our executive and head office, we share space with a business office located at Landmark House, 17 Hanover Square, London, United Kingdom.  This office is rented on a month-to-month basis at a cost of $100 per month.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any material legal proceedings, and no material legal proceedings have been threatened by us or, to the best of our knowledge, against us.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal U.S. market for our common equity is the Over-The-Counter Bulletin Board (the “OTC Bulletin Board”), a quotation medium for subscribing members.  Our common stock is quoted for trading on the OTC Bulletin Board under the symbol RNRG.

The table below sets out the high and low sales prices information for our common stock for each quarterly period in fiscal years 2009 and 2010, as well as 2011 to date, as regularly quoted in the automated quotation system of the OTC Bulletin Board:

	Low	High
2011:
First Quarter (through December 23, 2010)	$0.007	$0.18

2010:
Fourth Quarter	0.12	0.25
Third Quarter	0.20	0.38
Second Quarter	0.25	0.30
First Quarter	0.00	0.00

2009:
Fourth Quarter	0.00	0.00
Third Quarter	0.00	0.00
Second Quarter	0.00	0.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of December 23, 2010, there were approximately 75 holders of record of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

In August 2010, we issued an aggregate 125,000 shares of common stock to two persons for services.  No general solicitation was used, the terms of the transaction were negotiated directly between the persons performing the services and our executive officers, and the recipients of the shares acknowledged that the shares were restricted securities and consented to restrictive legends on the certificates representing the shares.  This transaction was effected in reliance on the exemption in Section 4(2) of the Securities Act of 1933, as not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  Our significant accounting policies are described in notes accompanying the consolidated financial statements.  The preparation of the consolidated financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities.  Estimates are based on information available as of the date of the financial statements, and accordingly, actual results in future periods could differ from these estimates.  Significant judgments and estimates used in the preparation of the consolidated financial statements apply critical accounting policies described in the notes to our consolidated financial statements.

We consider our most critical policies in understanding the judgments that are involved in the preparation of our consolidated financial statements will include recognition of revenues, costs of revenues, accounting for the consolidation of operations, conversion of debt to equity, and the accounting for stock-based compensation and equity.

Plan of Operation

Our operation continues to be dependent on our ability to raise sufficient funds through the sources available to us, primarily issuance of stock through private placement, until such time as we acquire assets with cash flows sufficient to cover our costs.

We are continuing to assess potential acquisitions and plan to do so during the 2011 fiscal year.  Management estimates that we will need to raise approximately $2.5 million throughout 2011 to pay our creditors and to enable us to assess and acquire projects.

Results of Operations

As at September 30, 2010, we had a cash balance of $1,148.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock, additional shareholder loan commitments, and/or the raising of debt on projects to be developed/acquired.  If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.  Any business opportunity would require our management to perform due diligence on the possible acquisitions.  Such due diligence would likely include purchase investigation costs, such as professional fees by engineers, preparation of feasibility reports on the acquisitions, and travel costs for site visits.  It is anticipated that such costs will not be sufficient to acquire any acquisitions and additional funds will be required to close any possible acquisition.  During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future until such time as we either acquire an operating renewable energy business or develop our own renewable energy business.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

•	our ability to raise additional funding;

•	acquisition of renewable energy projects; and

•	our ability to find joint venture partners for the development of renewable energy projects.

We have had no operating revenues since our inception on April 9, 2008, through September 30, 2010, but have incurred operating expenses in the amount of $1,219,605 for the same period.  Our activities have been financed from the proceeds of share subscriptions and shareholder loans.

For the fiscal year ended September 30, 2010, our operating expenses were $1,169,390, as compared to $39,780 for the year ended September 30, 2009.  This is an increase of 2,840% and is caused by costs of travelling and assessing various renewable energy projects, professional consultants’ fees, remuneration for two full-time employees, and stock-based compensation.

In their report on our audited consolidated financial statements as of September 30, 2010, our auditors expressed substantial doubt about our ability to continue as a going concern unless we are able to raise substantial capital and ultimately to generate profitable operations.  During our fiscal year ended September 30, 2010, we incurred a net loss of $1,169,390, and had an accumulated deficit of $1,219,605 as of September 30, 2010.

Liquidity and Capital Resources

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

Since inception, we have relied entirely on proceeds from the sale of securities and a shareholder loan to fund our activities.  During the fiscal year ended September 30, 2010, we used cash of approximately $406,000 for operating activities, as compared to $42,000 for the fiscal year ended September 30, 2009.  These activities were funded with proceeds of $400,000 from the sale of common stock and shareholder loans of $7,306, as compared to a $3,500 shareholder advance as at September 30, 2009.

Our working capital deficit at September 30, 2010, was approximately $372,000, as compared to a deficit of approximately $2,600 as at September 30, 2009.  At September 30, 2010, we had an accumulated deficit of approximately $1,220,000 and stockholders’ deficit of approximately $372,000, as compared to an accumulated deficit of approximately $50,000 and stockholders’ deficit of approximately $2,600 at September 30, 2009.

Based on our expected level of expenditures, we estimate that cash of approximately $2,500,000 will be required to fund operations through September 30, 2011.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

We intend to rely on the sale of securities and loans from stockholders and others to meet our cash requirements.  We may seek to sell common or preferred stock in private placements.  We have no commitments from anyone to purchase our common or preferred stock or to loan funds.  There is no assurance that we will be able to raise additional funds or to do so at a cost that will be economically viable.

Since inception through to and including September 30, 2010, we have raised $447,600 through private placements of our common shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support or other benefits.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, including the independent registered public accounting firm’s report on our consolidated financial statements, are included beginning at page F-1 immediately following the signature page of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2010, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our internal control over financial reporting is a process designed under the supervision of our Certifying Officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Management, under the supervision and with the participation of our Certifying Officers, evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2010.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended September 30, 2010, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)           Lack of a majority of independent directors for our board and audit committee.  We currently have two independent directors on our board, which is comprised of four directors.  Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)           Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended September 30, 2010, we had one person on staff who performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

(iii)           Insufficient corporate governance policies.  We do not have a code of ethics that provides guidelines for corporate governance, and our corporate governance activities and processes are not always formally documented.  Specifically, decisions made by the board to be carried out by management should be documented and communicated on a timely basis to reduce the likelihood of any misunderstandings regarding key decisions affecting our operations and management.

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2011 assessment of the effectiveness of our internal control over financial reporting.

We are in the process of designing and implementing additional remediation measures for the material weaknesses described in this annual report on Form 10-K.  Such remediation activities include the following:

•	We plan to recruit one or more independent board members to join our board of directors in due course.

•	We plan to recruit additional employees within the accounting functions when resources permit.

•	We plan to implement a Code of Ethics and better document our corporate governance.

In addition to the foregoing remediation efforts, we will continue to update the documentation of our internal control processes, including formal risk assessment of our financial reporting processes.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name, age, term of directorship, and principal business experience of each of our executive officers and directors:

Name	Age	Title	Tenure

Ravi K. Daswani	44	President, Director, Chief Executive Officer	12/09/09 to date
Kenneth G.C. Telford	61	Secretary, Treasurer, Director Chief Financial Officer	12/09/09 to date
Ian G. Robinson	71	Director	12/21/09 to date
Simoun S. Ung	44	Director	12/21/09 to date

Ravi K. Daswani

Ravi K. Daswani, a director and our Chief Executive Officer and President, has for the past several years been actively involved in the renewable energy business, both for his own account and as a means of laying the groundwork for a company that would operate in this space.  Amongst other things, Mr. Daswani has been investigating and evaluating the following:

•	waste to energy project opportunities in Africa; and

•	the structuring of financial relations, carbon sales, and equity/debt transactions that make a renewable energy power project financially viable.

From December 2005 until June 2007, Mr. Daswani was an importer and exporter of electronics to and from Asia, Africa, and Europe.  From September 2001 until August 2005, Mr. Daswani was the managing director of Balaji Logistics Ltd., a parcel logistics and freight provider located in Reading, United Kingdom.  Mr. Daswani is founder, and from March 1999 to August 2001, was a director and Chief Operating Officer and co-Chief Executive Officer of Brek Energy Corporation (formerly First Ecom.com Inc.), a U.S. publicly traded company.  During his time with First Ecom.com Inc., Mr. Daswani conceptualized and led the building of the world’s first multi-currency e-commerce platform for Visa and MasterCard transactions.

Kenneth G.C. Telford

Kenneth G.C. Telford has been appointed a director, Chief Financial Officer, Treasurer, and Secretary.  Mr. Telford is a chartered accountant (Canada) and certified public accountant (USA).  From March 2008 until May 2010, Mr. Telford served as the Chief Financial Officer of Intelligent Communication Enterprise Corporation (formerly Mobiclear Inc.), a U.S. publicly traded company.  Intelligent Communication Enterprise Corporation is a Singapore-based provider of electronic personal identification verification and mobile messaging solutions.  From September 2000 until present, Mr. Telford has been a principal of Denon Capital Strategies Ltd., a private company providing financial, management, and other services to a wide variety of international clientele.  From January 2003 to September 2007, Mr. Telford served as Chief Financial Officer, Secretary, and director of Essential Innovations Technology Corp., a U.S. publicly traded company during Mr. Telford’s tenure.  Essential Innovations provides geothermal heat exchange, or geoexchange, solutions for residential, commercial, and institutional applications as a manufacturer of proprietary geothermal heat pump technology, design-build geoexchange project provider, and as a geoexchange energy service company.  Mr. Telford was a former partner of Deloitte Touche and STS Partners, LLP and during the past five years has advised numerous companies, in both North America and Asia Pacific, on a broad range of financial and business matters.

Ian G. Robinson

Ian G. Robinson, a director and Chairman of the Board, has over 45 years experience as a chartered accountant (Australian Chartered Accountant/Hong Kong Certified Public Accountant), corporate director and manager.  From January 1994 until the present, Mr. Robinson has been the managing director of Robinson Management Limited, a company providing financial and business advice, business valuations, crisis management, forensic accounting services and insolvency services.  Mr. Robinson was a former senior partner of the Hong Kong office of Ernst & Young, an accountancy and auditing services firm.  He has been based in Hong Kong since 1980.  From April 2001 until November 2007, Mr. Robinson was a director of Brek Energy Corporation, a U.S. publicly traded company.  Mr. Robinson is currently a director of Rock City Energy Corp., various companies of the Kerry Packer Group, Geelong Sales Company International Ltd., Amazon Storage Systems International Ltd., ENM Holdings Limited, a Hong Kong publicly traded company and is also the Chairman of the Audit Committee, L&L International Holdings, Inc., a U.S. public company, and Chairman of the Audit Committee.  Mr. Robinson is also a member of the Supervisory Board and the Chairman of the Audit Committee of the Hong Kong Housing Society, a very large non-governmental provider of low and middle income housing.

Simoun S. Ung

Simoun Ung is an independent director.  From December 1998 until the present, Mr. Ung has been president of FSC Holdings Corporation, doing business as Four Star Consulting, a company specializing in financial consulting for packaging official development assistance for infrastructure projects in the Philippines, specifically environmental projects to be funded by the Government of Japan.  From May 2009 until the present, Mr. Ung has been President and Chief Executive Officer of PVB Card Corporation, a Visa and China Union Pay issuer and acquirer.  From November 2004 until April 2009, Mr. Ung was Chief Executive Officer of CNP Worldwide, Inc., an Internet payment service provider.  Mr. Ung is a co-founder and, since its inception in the last quarter of 2005, has been a board member of, Bastion Payment Systems Corporation, a Tier-1 third-party payment processor.  Bastion utilizes its in-house research and development team to develop proprietary payment solutions and systems for card processing and acquiring, card fraud management, merchant management and boarding, merchant risk control and identification, and web site payment page hosting.  From March 2006 until March 2008, Mr. Ung was a director and Chairman of the Board of Century Peak Corporation, a privately held mining company, until its listing by reverse merger into Century Peak Metal Holdings Corporation (Philippine Stock Exchange: CPM).  From December 2007 until October 2009, Mr. Ung was a director of Mobiclear Inc., a U.S. publicly traded company.  Mr. Ung also serves on the board of directors of Transpacific Broadband Group Inc. (Philippine Stock Exchange: TBGI) and Federal Resources Investment Group, Inc. (Philippine Stock Exchange: FED).  During the last five years, from time to time, Mr. Ung has been a resource speaker for the Federal Bureau of Investigation on advanced money laundering using electronic payment systems.  Mr. Ung currently serves on the Steering Committee of the Overseas Security Advisory Council – Manila Country Council.  Mr. Ung holds an MBA from the Richard Ivey School of Business, University of Western Ontario, and a BA from the University of British Columbia.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that, during the last fiscal year, no person that was our officer, director, and greater than 10% beneficial owner failed to comply with applicable Section 16(a) filing requirements.

Audit Committee Information

Our board of directors does not have a separate Audit Committee.  The entire board acts as the Audit Committee.  We do not have an audit committee financial expert, as that term is defined in Item 407(d)(5) of Regulation S-K, on our board.  We plan to seek qualified outside directors so that a majority of the board will be outside directors once we have raised funds to execute our business plan.  Once in place, the Audit Committee and a Compensation Committee will be chaired by an independent director.

Code of Ethics

We have not adopted a code of ethics because we are early in our development stage, with limited operations and personnel.  As our operations, employees, and/or directors continue to expand in the future, we expect to take actions to adopt a formal Code of Ethics.

Nominating Committee

Our board of directors does not have a separate Nominating Committee.  The entire board acts as the Nominating Committee.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended September 30, 2008 and for the fiscal years ended September 30, 2009 and 2010.

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ravi K. Daswani	2010	$141,873(1)	--	--	--	--	--	--	$141,873
Chief Executive Officer,	2009	--	--	--	--	--	--	--	--
President & Director	2008	--	--	--	--	--	--	--	--

Kenneth G.C. Telford	2010	$132,499(1)	--	--	--	--	--	--	$132,499
Chief Financial Officer,	2009	--	--	--	--	--	--	--	--
Secretary, Treasurer & Director	2008	--	--	--	--	--	--	--	--

Kelvin B. Campbell	2010	--	--	--	--	--	--	--	--
Chief Executive Officer and	2009	--	--	--	--	--	--	--	--
Chief Financial Officer	2008	--	--	--	--	--	--	--	--

(1)
Mr. Daswani and Mr. Telford are paid an annual salary of $250,000, which began to accrue in April 2010.  Prior to this date, wages were paid on an hourly basis.  In the year ended September 30, 2010, only $24,865 and $17,000 were actually paid, respectively, while the remainder is accrued but unpaid.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights during the period from our inception on April 9, 2008, through the fiscal period ended September 30, 2010.

Compensation of Directors

We do not compensate our directors for serving as directors.

Employment Agreements

We do not have any employment agreements with our officers or directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of December 23, 2010, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 58,508,333 shares of common stock outstanding.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Sugarberry Assets Ltd.	Common stock	35,000,000(1)	59.8%
3rd Floor, Shun Feng
International Center
182 Queens Road East
Kowloon, Hong Kong

Mandarin Venture Capital Inc.	Common stock	1,333,333	2.3
1701 Beverly Commercial Centre	Warrants	4,416,667	7.5
85 – 105 Chatham Road		5,750,000	9.8
Kowloon, Hong Kong

Named Executive Officers and Directors:
Ravi K. Daswani	Common Stock	35,000,000(1)	59.8
Landmark House, 17 Hanover Square
London W1S 1HU

Kenneth G.C. Telford	Common Stock	--	*
Landmark House, 17 Hanover Square
London, W1S 1HU

Simoun S. Ung	Common Stock	--	*
Landmark House, 17 Hanover Square
London W1S 1HU

Ian G. Robinson	Common Stock	--	*
Landmark House, 17 Hanover Square
London W1S 1HU

All Executive Officers and Directors as a Group (4 persons):	Common Stock	35,000,000(1)	59.8%
	Total	35,000,000(1)	59.8%
____________________

*	Less than 1%.
(1)	Sugarberry Assets Ltd. is owned by Ravi K. Daswani.

Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no securities authorized for issuance under any equity compensation plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended September 30, 2010, a shareholder advanced $7,306.  The balance owing of $10,806 is unsecured and non-interest-bearing.

During the year ended September 30, 2010, we incurred services provided by a former officer in the amount of $107,750, (2009 - $nil).

During the year ended September 30, 2010, officers incurred expenses on our behalf in the amount of $66,010.  The balance outstanding as at September 30, 2010, of $29,584 is included in accounts payable – related parties.

Director Independence

Ian G. Robinson and Simoun S. Ung are independent directors under NASD Rule 5605(a)(2), which is the independent standard we have chosen to apply.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended September 30, 2010 and 2009:

	September 30, 2010	September 30, 2009

Audit Fees	$14,672	$6,405
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$14,672	$6,405

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements.  The 2009 audit fees were paid in 2010.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2010.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or nonaudit activities, the engagement is approved by our board of directors acting as the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws

3.02	Bylaws	Incorporated by reference from the Registration Statement on Form S-1 filed December 17, 2008

3.03	Amended and Restated Articles of Incorporation	This filing.

Item 4	Instruments Defining the Rights of Security Holders, Including Debentures

4.01	Specimen stock certificate	This filing.

4.02	Designation of Rights, Privileges, and Preferences of Series A Redeemable Preferred Stock filed September 9, 2010	This filing.

Item 10	Material Contracts

10.01	Loan Agreement between Kelvin B. Campbell as lender and York Resources, Inc. as borrower and dated September 4, 2008	Incorporated by reference from the Registration Statement on Form S-1 filed December 17, 2008

10.02	Loan Commitment Letter dated September 4, 2008	Incorporated by reference from the Registration Statement on Form S-1 filed December 17, 2008

Exhibit Number	Title of Document	Location

10.03	Warrant	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed May 17, 2010

10.04	Preferred Stock Purchase Agreement between Revonergy Inc. and Kodiak Capital Group, LLC, signed September 9, 2010	This filing

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	This filing

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing

Item 32	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing
___________
*
The number preceding the decimal indicates the applicable SEC reference number in Item 601, and the number following the decimal indicating the sequence of the particular document.  Omitted numbers in the sequence refer to documents previously filed with the SEC as exhibits to previous filings, but no longer required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVONERGY INC.

Date: December 29, 2010	By:	/s/ Ravi K. Daswani
Ravi K. Daswani
President and Principal Executive Officer

Date: December 29, 2010	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: December 29, 2010

/s/ Ravi K. Daswani
Ravi K. Daswani President, Chief Executive Officer, and Director

/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer
Secretary/Treasurer
Director

/s/ Ian G. Robinson
Ian G. Robinson

/s/ Simoun S. Ung
Simoun S. Ung

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Revonergy Inc.
(A Development Stage Company)
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Revonergy Inc. (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from April 9, 2008 (inception) through September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revonergy Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from April 9, 2008 (inception) through September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2011 raise substantial doubt about its ability to continue as a going concern. The 2010 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  LBB & Associates Ltd., LLP
LBB & Associates Ltd., LLP

Houston, Texas
December 27, 2010

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Balance Sheets
September 30, 2010 and 2009

	2010	2009

Assets

Current assets:
Cash	$1,148	$1,085
Total current assets	1,148	1,085

Total assets	$1,148	$1,085

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$100,190	$200
Accounts payable - related parties	29,584	-
Accrued wages	232,507	-
Advance from shareholder	10,806	3,500
Total current liabilities	373,087	3,700

Total liabilities	373,087	3,700

Commitments

Stockholders' Deficit
Preferred shares:
$0.001 par value, 50,000,000 authorized
issued and outstanding nil shares ( 2009 - nil shares)	-	-
Common stock:
$0.001 par value, 500,000,000 authorized shares
issued and outstanding 58,508,333 shares
(2009 - 57,050,000 shares)	58,508	57,050
Additional paid-in capital	790,639	(9,450)
Deficit accumulated during the development stage	(1,219,605)	(50,215)
Accumulated other comprehensive loss	(1,481)	-
Total stockholders' deficit	(371,939)	(2,615)
Total liabilities and stockholders' deficit	$1,148	$1,085

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Statements of Operations
For the years ended September 30, 2010 and 2009
and the period from inception (April 9, 2008) to September 30, 2010

	2010	2009	Cumulative from inception (April 9, 2008) to September 30, 2010

Expenses
General and administrative	$1,169,390	$39,780	$1,219,605
	1,169,390	39,780	1,219,605

Net loss	$(1,169,390)	$(39,780)	$(1,219,605)

Loss per share - basic and diluted	$0.02	$0.00

Weighted average number of shares outstanding	57,743,379	57,050,000

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Statement of Stockholders' Equity (Deficit) and Comprehensive Loss
For the period from inception (April 9, 2008) to September 30, 2010

	Common Stock		Additional Paid-	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders'
	Number of Shares	Amount	in Capital	Stage	Gain (Loss)	Deficit

Balance at April 9, 2008	-	$-	$-	$-	$-	$-

Issuance of common stock to founders for cash	35,000,000	35,000	(31,500)	-	-	3,500

Issuance of common stock for cash	22,050,000	22,050	22,050	-	-	44,100

Net loss for the period		-	-	(10,435)	-	(10,435)

Balance September 30, 2008	57,050,000	57,050	(9,450)	(10,435)	-	37,165

Net loss for the year		-	-	(39,780)	-	(39,780)

Balance September 30, 2009	57,050,000	57,050	(9,450)	(50,215)	-	(2,615)

Issuance of common stock for cash	1,333,333	1,333	398,667	-	-	400,000

Issuance of common stock for services	125,000	125	14,875	-	-	15,000

Stock based compensation - warrants	-	-	386,547	-	-	386,547

Net loss for the year	-	-	-	(1,169,390)	-	(1,169,390)
Foreign currency translations	-	-	-	-	(1,481)	(1,481)
Comprehensive loss						(1,170,871)

Balance September 30, 2010	58,508,333	$58,508	$790,639	$(1,219,605)	$(1,481)	$(371,939)

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(formerly York Resources, Inc.)
(a Development Stage Enterprise)

Consolidated Statements of Cash Flows
For the years September 30, 2010 and 2009
and the period from inception (April 9, 2008) to September 30, 2010

	2010	2009	Cumulative from Inception (April 9, 2008) to September 30, 2010

Cash provided by (used in):

Operating activities:
Net loss	$(1,169,390)	$(39,780)	$(1,219,605)
Adjustment to reconcile net loss to
net cash used in operating activities:
Impairment of assets	-	-	3,500
Issuance of common stock for services	15,000	-	15,000
Stock based compensation - warrants	386,547	-	386,547
Changes in assets and liabilities
Accounts payable and accrued expenses	99,990	(1,954)	100,190
Accounts payable - related parties	29,584	-	29,584
Accrued wages	232,507	-	232,507
Net cash used in operating activities	(405,762)	(41,734)	(452,277)

Investing activities:
Purchase of mineral property	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Financing activities:
Proceeds from sale of common stock	400,000	-	447,600
Proceeds from advances from shareholder	7,306	3,500	10,806
Net cash provided by financing activities	407,306	3,500	458,406

Increase (decrease) in cash during the period	1,544	(38,234)	2,629
Foreign exchange effect on cash	(1,481)	-	(1,481)

Cash at beginning of the period	1,085	39,319	-

Cash at end of the period	$1,148	$1,085	$1,148

Supplemental Cash Flow Information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

REVONERGY INC.
(formerly York Resources, Inc.)
(a Development-Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Revonergy Inc., formerly York Resources, Inc. (“Revonergy” or the “Company”), was incorporated in the state of Nevada on April 9, 2008.  Revonergy was originally organized as a mining exploration company, but after assessing the results from its first round of exploration activities on its ODD 1 – 4 Properties, the Company decided not to pursue further exploration on the properties and to search for other business opportunities.

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

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Since its inception on April 9, 2008, the Company has not yet generated any revenues and has incurred operating losses totaling $1,219,605.  It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

Principles of Consolidation

These consolidated financial statements include the accounts of Revonergy Inc. and its wholly owned subsidiaries, Revonergy Biopower Ltd. and Revonergy Power LLC.  All significant intercompany balances and transactions have been eliminated.

Development-Stage Enterprise

The Company has been in the development stage since its formation on April 9, 2008.  Accordingly, the Company’s consolidated financial statements are presented as a development-stage enterprise, as prescribed by standards for accounting and reporting by development-stage enterprises.

Cash

Cash consists of bank accounts held at financial institutions in the United States, United Kingdom, and Hong Kong.  At times cash balances may exceed insured limits.  The Company has not experienced any losses related to these balances, and management believes the credit risk to be minimal.

Fair Value Measurements

Fair value is defined as the exchange price that will be received for an asset or paid to transfer a liability (an exit price) in the principal.  Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.  To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered to be observable and the third unobservable:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs are supported by little or no market activity and are significant to the fair value of the assets or liabilities.

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during 2010 and 2009.

Income Taxes

Deferred income tax assets and liabilities are determined based on temporary differences between financial reporting and tax bases of assets and liabilities, operating loss, and tax credit carryforwards, and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  Realization of certain deferred income tax assets is dependent upon generating sufficient taxable income in the appropriate jurisdiction.  The Company records a valuation allowance to reduce deferred income tax assets to amounts that are more likely than not to be realized.  The initial recording and any subsequent changes to valuation allowances are based on a number of factors (positive and negative evidence).  The Company considers its actual historical results to have a stronger weight than other more subjective indicators when considering whether to establish or reduce a valuation allowance.

The Company continually evaluates its uncertain income tax positions and may record a liability for any unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties are recorded as a component of interest expense and other expense, respectively.

Because tax laws are complex and subject to different interpretations, significant judgment is required.  As a result, the Company makes certain estimates and assumptions in: (1) calculating its income tax expense, deferred tax assets, and deferred tax liabilities; (2) determining any valuation allowance recorded against deferred tax assets; and (3) evaluating the amount of unrecognized tax benefits, as well as the interest and penalties related to such uncertain tax positions.  The Company’s estimates and assumptions may differ significantly from tax benefits ultimately realized.

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the years ended September 30, 2010 and 2009, outstanding stock options and warrants are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

Accumulated Other Comprehensive Income (Loss)

Other comprehensive income (loss), as defined, includes net income, foreign currency translation adjustment, and all changes in equity (net assets) during a period from non-owner sources.  To date, the Company has not had any significant transactions that are required to be reported in other comprehensive income (loss), except for foreign currency translation adjustments.

Foreign Operations and Currency Translation

The functional currency of the Company’s foreign subsidiaries is the local currency.  Assets and liabilities of foreign subsidiaries, other than those denominated in U.S. dollars, are translated into U.S. dollars at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the average rate of exchange throughout the year.  Gains or losses from these translations are reported as a separate component of other comprehensive income (loss) until all or a part of the investment in the subsidiaries is sold or liquidated.  The translation adjustments do not recognize the effect of income tax because the Company expects to reinvest the amounts indefinitely in operations.

Transaction gains and losses that arise from exchange-rate fluctuations on transactions denominated in a currency other than the local functional currency are included in general and administrative expenses.

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

Financial Instruments

The Company has the following financial instruments: cash, accounts payable, accrued wages, and shareholder advances.  The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

Share-Based Compensation

The Company accounts for stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Codification No. 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature.  Effective July 2009, the FASB Accounting Standards Codification, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission.  Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids, and accounting textbooks.  The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  The Company’s adoption of this statement has not had a material effect on its consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) Measuring Liabilities at Fair Value (“Update 2009-05”).  Update 2009-05 clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update.  On November 1, 2009, the Company adopted Update 2009-05.  There was no significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  The guidance will become effective for fiscal years ending after December 15, 2010.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In July 2010, the FASB issued guidance to enhancement disclosures about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  The amended guidance is effective for period-end balances beginning with the first interim or annual reporting period ending on or after December 15, 2010.  The amended guidance is effective for activity during a reporting period beginning with the first interim or annual reporting period beginning on or after December 15, 2010.  The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Note 2.  Related-Party Transactions

During the year ended September 30, 2010, a shareholder of the Company advanced $7,306.  The balance owing of $10,806 is unsecured and non-interest-bearing.

During the year ended September 30, 2010, the Company has incurred and paid for services provided by a former officer of the Company in the amount of $107,750, (2009 - $nil).

During the year ended September 30, 2010, officers of the Company incurred expenses on behalf of the Company in the amount of $66,010.  The balance owed to officers as at September 30, 2010, of $29,584 is included in accounts payable – related parties.

Note 3.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.001 par value.  The designation of rights, including voting powers, preferences, and restrictions, shall be determined by the Board of Directors before the issuance of any shares.

The Company has created Series A Preferred Stock by designating 50,000 shares of preferred stock with an issuable price of $10 per share that would entitle the holder to receive cumulative dividends of 15% payable on redemption.  No shares of Series A Preferred Stock have been issued.

No shares of preferred stock are issued and outstanding as of September 30, 2010 and 2009.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

During the year ended September 30, 2010, the Company issued the following shares:

•	1,333,333 shares of common stock and warrants to purchase 666,667 shares of common stock at an exercise price of $0.40 until March 31, 2011, for subscription received of $400,000; and

•	125,000 shares of common stock with a fair value of $15,000 for services received.

Stock Purchase Warrants

At September 30, 2010, the Company has reserved 4,416,667 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

666,667	$ 0.40	March 31, 2011
3,750,000	$ 0.18	September 9, 2015

In March 2010, the Company issued 666,667 warrants in connection with the private placement of 1,333,333 shares of common stock.  The warrants issued have a one-year term and the total value of $59,163, as calculated under the Black Scholes method, has been expensed during the year.

In September 2010, the Company issued 3,750,000 warrants in connection with the commitment to issue up to 50,000 shares of Series A Preferred Stock.  The warrants issued have a five-year term and the total value of $386,547, as calculated under the Black Scholes method, has been expensed during the year.

The Company used the following assumptions in connection with the valuation of the warrants: dividend yield 0%, risk-free rate for term of 5%, volatility 141%, and a remaining life of one year.

Note 4.  Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of September 30, 2010, the Company had federal net operating losses of approximately $961,000 available for future deduction from taxable income derived in the United States, which begin to expire in the year 2027.  In addition, the Company’s United Kingdom subsidiary has non-capital losses of approximately U.S. $7,583 available for future deductions from taxable income derived in the United Kingdom, which do not expire.  The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years.  Utilization of the Company’s net operating loss carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred.  The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2010	2009
Effective rate reconciled to statutory rate
US federal statutory tax rate	34%	34%
Change in valuation allowance	(34)	(34)
Effective tax rate	--%	--%

Deferred tax assets
Net operating loss carryforwards – United States	$ 324,388	$ 17,100
Net operating loss carryforwards – Foreign	2,578	-
Accrued expenses	79,052	-
Valuation allowance	(406,018)	(17,100)
Net deferred tax assets	$ -	$ -

The increase in the valuation allowance was $388,918 for 2010.

The difference between the U.S. statutory federal tax rate of 34% in 2010 and 2009 and the provision for income tax of zero recorded by the Company are primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and, to a lesser extent, to the tax rate differential on losses in foreign countries.

Note 5.  Commitments

The Company has entered into an agreement to issue up to 50,000 shares of Series A Preferred Stock at a price of $10 per share.  In connection with this financing, the Company has issued warrants for 3,750,000 shares of common stock exercisable at $0.18 per share and expiring September 9, 2015.  There have been no preferred shares issued and proceeds received in connection with this agreement as of the date of this filing.