Form 10-Q
period 2010-12-31
REVONERGY INC
filed 2011-02-14
CIK 1452274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of February 14, 2011, the issuer had one class of common stock, with a par value of $0.001, of which 60,120,833 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Consolidated Balance Sheets as at December 31, 2010 (unaudited), and
	September 30, 2010	3

	Consolidated Statements of Operations for the
	Three Months Ended December 31, 2010 and 2009, and the
	Period from Inception (April 9, 2008) to December 31, 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the
	Three Months Ended December 31, 2010 and 2009, and the
	Period from Inception (April 9, 2008) to December 31, 2010 (unaudited)	5

	Notes to Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	8

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	9

Item 4T:	Controls and Procedures	10

	PART II—OTHER INFORMATION

Item 6:	Exhibits	11

	Signatures	12

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Revonergy Inc.
(A Development Stage Company)

Consolidated Balance Sheets
December 31, 2010 and September 30, 2010

	December 31,	September 30,
	2010	2010
	(unaudited)
Assets

Current assets:
Cash	$3,481	$1,148

Total current assets	3,481	1,148

Total assets	$3,481	$1,148

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$128,250	$100,190
Accounts payable - related parties	26,054	29,584
Accrued wages	357,507	232,507
Advance from shareholders	15,806	10,806

Total current liabilities	527,617	373,087

Total liabilities	527,617	373,087

Commitments

Stockholders' Deficit
Preferred stock:
$0.001 par value, 50,000,000 authorized
nil issued and outstanding	-	-
Common stock:
$0.001 par value, 500,000,000 authorized shares
60,120,833 shares issued and outstanding
(September 30, 2010 - 58,508,333)	60,121	58,508
Additional paid-in capital	825,381	790,639
Deficit accumulated during the development stage	(1,408,142)	(1,219,605)
Accumulated other comprehensive loss	(1,496)	(1,481)

Total stockholders' deficit	(524,136)	(371,939)
Total liabilities and stockholders' deficit	$3,481	$1,148

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(A Development Stage Company)

Consolidated Statements of Operations
For the three months ended December 31, 2010 and 2009
and the period from inception on April 9, 2008 to December 31, 2010
(unaudited)
	Three months ended December 31, 2010	Three months ended December 31, 2009	Cumulative from inception on April 9, 2008, to December 31, 2010

Expenses
General and administrative	$188,537	$73,479	$1,408,142

	188,537	73,479	1,408,142

Net loss	$(188,537)	$(73,479)	$(1,408,142)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding	58,999,094	57,050,000

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows
For the three months ended December 31, 2010 and 2009
and the period from inception on April 9, 2008 to December 31, 2010
(unaudited)
	Three months ended December 31, 2010	Three months ended December 31, 2009	Cumulative from inception on April 9, 2008, to December 31, 2010

Cash provided by (used in):

Operating activities:
Net loss	$(188,537)	$(73,479)	$(1,408,142)
Adjustment to reconcile net loss to
net cash used in operating activities:
Impairment of assets	-	-	3,500
Issuance of common stock for services	-	-	15,000
Stock based compensation - warrants	3,855	-	390,402
Changes in assets and liabilities
Accounts payable and accrued expenses	28,060	62,102	128,250
Accounts payable - related party	(3,530)	8,313	26,054
Accrued wages	125,000	-	357,507
Net cash used in operating activities	(35,152)	(3,064)	(487,429)

Investing activities:
Capital expenditures	-	-	(3,500)
Net cash used in investing activities	-	-	(3,500)

Financing activities:
Proceeds from sale of common stock	-	-	447,600
Proceeds from exercise of warrants	32,500	-	32,500
Proceeds from shareholder advances	5,000	3,000	15,806
Net cash provided by financing activities	37,500	3,000	495,906

Increase (decrease) in cash during the period	2,348	(64)	4,977
Foreign exchange effect on cash	(15)	-	(1,496)

Cash at beginning of the period	1,148	1,085	-

Cash at end of the period	$3,481	$1,021	$3,481

Supplemental Cash Flow Information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Revonergy Inc. (“Revonergy” or the “Company”) was incorporated in the state of Nevada on April 9, 2008, and its business is the acquisition and development of renewable energy projects.  The Company has incorporated new wholly owned subsidiaries, Revonergy Biopower Ltd., incorporated in the United Kingdom on December 9, 2009, and Revonergy Power LLC, incorporated in the state of Nevada on June 10, 2010.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  Results for the three months ended are not indicative of the results that may be expected for the year ending September 30, 2011.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Since its inception on April 9, 2008, the Company has not yet generated any revenues and has incurred operating losses totaling $1,408,142.  It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

Note 2.  Related-Party Transactions

During the three months ended December 31, 2010, a shareholder of the Company advanced $5,000.  The $15,806 balance owed to stockholders is unsecured and non-interest-bearing and included in advances from shareholders as of December 31, 2010.

During the three months ended December 31, 2010, officers of the Company incurred expenses on behalf of the Company in the amount of $21,120.  The balance outstanding as at December 31, 2010, of $26,054 is included in accounts payable-related party.

Note 3.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

The Company has created Series A Preferred shares by designating 50,000 shares of preferred stock with an issuable price of $10 per share that carry cumulative dividends of 15% payable on redemption.  No Series A Preferred shares have been issued.

No shares of preferred stock are issued and outstanding as of December 31, 2010 and September 30, 2010.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

During the three months ended December 31, 2010, the Company issued 1,612,500 shares of common stock, on the exercise of warrants, for total proceeds of $32,500.

Stock Purchase Warrants

At December 31, 2010, the Company has reserved 2,804,167 shares of the Company’s common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

2,804,167	$ 0.02	September 9, 2015

During the three months ended December 31, 2010, the exercise price of the warrants was changed to $0.02 per share.  The increase in the fair value of $3,855 was expensed during the three months ended December 31, 2010.

During the three months ended December 31, 2010, a total of 1,612,500 warrants were exercised for total proceeds of $32,500.

Note 4.  Subsequent Event

Subsequent to December 31, 2010, the Company entered into a stock purchase agreement for the sale of up to 20 million shares at $0.02 per share for a period of 120 days.  The Company will also issue options, on a one-to-one basis, for the purchase of up to an additional 20 million shares, for maximum of additional proceeds of $400,000, provided a minimum of $100,000 of shares is purchased.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three-month periods ended December 31, 2010 and 2009, and the period from commencement of business on April 9, 2008, to December 31, 2010, and our annual report on Form 10-K for the year ended September 30, 2010, including the financial statements and notes thereto.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2010 and 2009

We did not generate any revenue in the three-month periods ended December 31, 2010 and 2009.

Our operating expenses for the three months ended December 31, 2010, were $188,537, as compared to $73,479 for the comparable period in 2009, an increase of 157%.  This increase is due primarily to accrued management remuneration of $150,000.

Overall, we sustained a net loss of $188,537 for the three months ended December 31, 2010, as compared to a net loss of $73,479 for the corresponding period of the preceding year.

We had two full-time employees as of December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010, our current assets were $3,481, as compared to $1,148 at September 30, 2010.  As of December 31, 2010, our current liabilities were $527,617, as compared to $373,087 at September 30, 2010.  In addition, we had an accumulated deficit of $1,408,142 at December 31, 2010, compared to an accumulated deficit of $1,219,605 at September 30, 2010.

Operating activities used net cash of $35,152 for the three months ended December 31, 2010, as compared to net cash used of $3,064 for the comparable three months ended December 31, 2009.  The $32,088 increase in net cash used by our operating activities resulted primarily from expenses for additional professional and other services.

No cash was spent on investing activities during the three-month periods ended December 31, 2010 and 2009.

Net cash of $37,500 provided by financing activities during the three months ended December 31, 2010, consists of proceeds of $32,500 from the exercise of warrants and advances from a shareholder of $5,000.  This is compared to $3,000 being received during the comparable three-month period ended December 31, 2009.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31, 2010, we issued 1,612,500 shares of common stock for exercise of warrants in the amount of $32,500.

The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued.  These transactions were made in reliance on Regulation S.

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

Registrant

Revonergy Inc.

Date: February 14, 2011	By:	/s/ Ravi K. Daswani
Ravi K. Daswani, President and
Chief Executive Officer

Date: February 14, 2011	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer