Form 10-Q
period 2011-03-31
REVONERGY INC
filed 2011-05-23
CIK 1452274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of May 20, 2011, the issuer had one class of common stock, with a par value of $0.001, of which 74,521,627 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Consolidated Balance Sheets as at March 31, 2011 (unaudited), and
	September 30, 2010	3
	Consolidated Statements of Operations for the
	Three and Six Months Ended March 31, 2011 and 2010, and the
	Period from Inception (April 9, 2008) to March 31, 2011 (unaudited)	4
	Consolidated Statements of Cash Flows for the
	Six Months Ended March 31, 2011 and 2010, and the
	Period from Inception (April 9, 2008) to March 31, 2011 (unaudited)	5
	Notes to Consolidated Financial Statements	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4:	Controls and Procedures	11

	PART II—OTHER INFORMATION

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 5:	Other Information	12

Item 6:	Exhibits	12

	Signatures	13

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Revonergy Inc.
(A Development Stage Company)

Consolidated Balance Sheets
March 31, 2011 and September 30, 2010

	March 31,	September 30,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash	$691	$1,148
Prepaid expenses	68,000	-
Total current assets	68,691	1,148

Mining rights	35,000	-

Total assets	$103,691	$1,148

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$148,859	$100,190
Accounts payable - related parties	25,482	29,584
Accrued wages	41,667	232,507
Advance from shareholders	15,806	10,806
Convertible notes	440,841	-
Total current liabilities	672,655	373,087

	-	-

Total liabilities	672,655	373,087

Commitments

Stockholders' Deficit
Preferred stock:
$0.001 par value, 50,000,000 authorized
nil issued and outstanding	-	-
Common stock:
$0.001 par value, 500,000,000 authorized shares
74,521,627 shares issued and outstanding (September 30, 2010 - 58,508,333)	74,522	58,508
Additional paid in capital	1,066,751	790,639
Deficit accumulated during the development stage	(1,708,759)	(1,219,605)
Accumulated other comprehensive loss	(1,478)	(1,481)

Total stockholders' deficit	(568,964)	(371,939)
Total liabilities and stockholders' deficit	$103,691	$1,148

See accompanying notes to consolidated financial statements

Revonergy Inc.
(a Development Stage Company)

Consolidated Statements of Operations
For the three and six months ended March 31, 2011 and 2010
and the period from inception (April 9, 2008) to March 31, 2011
(unaudited)
	Three months Ended March 31, 2011	Three months Ended March 31, 2010	Six months Ended March 31, 2011	Six months Ended March 31, 2010	Cumulative from inception (April 9, 2008) to March 31, 2011

Expenses
General and administrative	$300,617	$109,959	$489,154	$183,438	$1,708,759

	300,617	109,959	489,154	183,438	1,708,759

Net loss	$(300,617)	$(109,959)	$(489,154)	$(183,438)	$(1,708,759)

Loss per share - basic and diluted	$0.01	$0.00	$0.01	$0.00

Weighted average number of shares outstanding	60,120,833	57,050,000	59,305,723	57,050,000

See accompanying notes to consolidated financial statements

Revonergy Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows
For the six months ended March 31, 2011 and 2010
and the period from inception on April 9, 2008 to March 31, 2011
(unaudited)
	Six months ended March 31, 2011	Six months ended March 31, 2010	Cumulative from inception on April 9, 2008 to March 31, 2011

Cash provided by (used in):

Operating activities:
Net loss	$(489,154)	$(183,438)	$(1,708,759)
Adjustment to reconcile net loss to
net cash used in operating activities:
Impairment of assets	-	-	3,500
Issuance of common stock for services	82,875	-	97,875
Issuance of common stock for services to related parties	17,000	-	17,000
Stock based compensation - warrants	3,855	-	390,402

Changes in assets and liabilities
Accounts payable and accrued expenses	57,669	46,959	157,859
Accounts payable - related party	(4,102)	20,584	25,482
Accrued wages	250,001	-	482,508

Net cash used in operating activities	(81,856)	(115,895)	(534,133)

Investing activities:
Capital expenditures	(35,000)	-	(38,500)

Net cash used in investing activities	(35,000)	-	(38,500)

Financing activities:
Proceeds from sale of common stock	78,896	400,000	526,496
Proceeds from excercise of warrants	32,500	-	32,500
Proceeds from shareholder advances	5,000	6,000	15,806

Net cash provided by financing activities	116,396	406,000	574,802

Foreign exchange effect on cash	3	(5,362)	(1,478)
Increase (decrease) in cash during the period	(457)	284,743	691

Cash at beginning of the period	1,148	1,085	-

Cash at end of the period	$691	$285,828	$691

Supplemental Cash Flow Information:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash Transactions:

Common stock issued for settlement of debt	$9,000	$-	$9,000
Conversion of AP to Covertible NP (related parties)	$440,841	$-	$440,841
Common stock issued for prepaid expenses	$68,000	$-	$68,000

See accompanying notes to consolidated financial statements

Revonergy Inc.
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Revonergy Inc. (“Revonergy” or the “Company”) was incorporated in the state of Nevada on April 9, 2008, and its business is the acquisition and development of renewable-energy projects and early stage mineral exploration projects.  The Company’s wholly owned subsidiaries are Revonergy Biopower Ltd., incorporated in the United Kingdom on December 9, 2009, and Revonergy Power LLC, incorporated in the state of Nevada on June 10, 2010.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  Results for the three and six months ended March 31, 2011, are not indicative of the results that may be expected for the year ending September 30, 2011.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Since its inception on April 9, 2008, the Company has not yet generated any revenues and has incurred operating losses totaling $1,708,759.  It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

Mining Rights

The Company classifies its mineral rights as tangible assets and accordingly acquisition costs are capitalized as mineral property costs. Long-lived assets are to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the Company is to estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted expected future cash flows is less than the carrying amount of the asset, an impairment loss is recognized. Mineral exploration costs are expensed as incurred until commercially mineable deposits are determined to exist within a particular property.

Note 2.   Prepaid Expenses

Prepaid expenses comprise of amounts for future services which have been paid for through the issuance of 4,000,000 shares of common stock. These services will be recognized over one to three months.

Note 3.  Mining Rights

During the six months ended March 31, 2011, the Company entered into a joint-venture earn-in agreement wherein it can earn up to a 50% interest in certain mining properties in Chile (the “Perth Properties”).

The Company purchased the right for $35,000 and in addition must, in order to:

•	earn a 35% interest in the properties:
o	on or before March 14, 2012, conduct a preliminary exploration study, costing a minimum of $115,000, to identify an ore body that can justify a second exploratory phase;
o	on or before March 14, 2013, conduct a second exploratory study, costing a minimum of $300,000, to identify an ore body that can justify a third exploratory study;
o	on or before March 14, 2014, conduct a third exploratory study, costing a minimum of $1,000,000, to justify completing a preliminary feasibility study on the property; and

•	earn an additional 15% in the properties, complete a preliminary feasibility study on or before March 14, 2015.

Note 4.  Related-Party Transactions

During the six months ended March 31, 2011, a shareholder of the Company advanced $5,000.  The balance owing of $15,806 is unsecured and non-interest-bearing and is included in advances from shareholders as of March 31, 2011.

During the six months ended March 31, 2011, officers of the Company incurred expenses on behalf of the Company in the amount of $28,374.  The balance outstanding as at March 31, 2011, of $24,395 is included in accounts payable-related party.

During the six months ended March 31, 2011, the two officers of the Company converted $440,841 of accrued compensation into convertible promissory notes due on or before March 15, 2012.  The notes accrue interest at 6% per annum and are convertible into shares of common stock of the Company at $0.017 per share.

Note 5.  Share Subscription Agreement

During the six months ended March 31, 2011, the Company entered into a stock purchase agreement for the sale of up to 20 million shares of common stock at a price of $0.02 per share.  This agreement is valid for a period of 120 days from date of agreement and expires on June 20, 2011.

The agreement also provides for the purchaser to receive one warrant, exercisable at $0.02 per share, for each share purchased providing a minimum of 5 million shares is purchased under the stock purchase agreement.

To March 31, 2011, the Company received $78,896 and issued 3,944,794 shares of common stock.

Note 6.  Share Capital

Preferred Stock

The Company’s authorized capital includes 50,000,000 shares of preferred stock of $0.001 par value.  The designation of rights including voting powers, preferences, and restrictions shall be determined by the Board of Directors before the issuance of any shares.

The Company has created Series A Preferred shares by designating 50,000 shares of preferred stock with an issuable price of $10 per share and carry cumulative dividends of 15% payable on redemption.  No Series A Preferred shares have been issued.

No shares of preferred stock are issued or outstanding as of March 31, 2011.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

During the six months ended March 31, 2011, the Company

•	issued 1,612,500 shares of common stock, on the exercise of warrants, for total proceeds of $32,500;
•	issued 1,000,000 shares of common stock to two directors for services provided with a fair value of $17,000;
•	issued 4,875,000 shares of common stock for services provided with a fair value of $82,875;
•	issued 4,000,000 shares of common stock for services to be provided with a fair value of $68,000;
•	issued 581,000 shares of common stock for settlement of debt in the amount of $9,000.; and
•	issued 3,944,794 shares of common stock for cash consideration of $78,896.

Stock Purchase Warrants

At March 31, 2011, the Company has reserved 2,804,167 shares of common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

2,804,167	$0.02	September 9, 2015

During the six months ended March 31, 2011, the exercise price of the warrants was changed from a range of $0.18 to $0.40 to $0.02 per share.  The increase in the fair value of $3,855 was expensed during the three months ended December 31, 2010.

The Company will be required to issue warrants to purchase 5,000,000 shares of common stock if an additional 1,055,206 shares are issued under the Share Subscription Agreement.

Note 7.  Commitment

The Company has a commitment to issue 25,931,823 shares of common stock if the convertible promissory notes are converted in full.

Note 8.  Subsequent Event

Subsequent to March 31, 2011, the Company entered into an agreement to borrow funds secured by a convertible promissory note in the amount of $42,500.  The convertible promissory note is due February 16, 2012, has an interest rate of 8% per annum, and is convertible to shares of common stock by the holder, at any time after 180 days from the date of the agreement, at a discount of 39% to the average of the three lowest closing bid prices for the 10 trading days prior to conversion.

The promissory note can be prepaid by the Company during the first 180 days from the date of the agreement at a premium of 135% during the first 90 days of the note; 140% during the period of 91 days to 120 days; 145% during the period 121 days to 150 days; and 150% during the period 151 days to 180 days.  After 180 days, there is no right of prepayment.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three and six month periods ended March 31, 2011 and 2010, and the period from commencement of business on April 9, 2008, to March 31, 2011, and our annual report on Form 10-K for the year ended September 30, 2010, including the financial statements and notes thereto.

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

Introduction

Management believes the most significant feature of our financial condition is that our expenses and our net losses are increasing while we continue our efforts to acquire and develop renewable-energy projects.

We also entered into a joint venture earn-in agreement whereby we can earn up to a 50% interest in certain mining properties in Chile.

Results of Operations

Comparison of the Three and Six Months Ended March 31, 2011 and 2010

We did not generate any revenue in the three- and six-month periods ended March 31, 2011 and 2010.

Our operating expenses for the three and six months ended March 31, 2011, were $300,617 and $489,154, respectively, as compared to $109,959 and $183,438, respectively, for the comparable periods in 2010, an increase of 173% and 167%, respectively.  This increase is due primarily to accrued management remuneration of $250,000, and consulting services of $82,875.

Overall, we sustained a net loss of $300,617 and $489,154 for the three and six months ended March 31, 2011, respectively, as compared to net losses of $109,959 and $183,438 for the corresponding periods of the preceding year.

We had two full-time employees as of March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011, our current assets were $68,691, as compared to $1,148 at September 30, 2010.  The increase is due to prepaid expenses of $68,000.  As of March 31, 2011, our current liabilities were $672,655, as compared to $373,087 at September 30, 2010.  In addition, we had accumulated deficit during the development stage of $1,708,759 at March 31, 2011, compared to accumulated deficit of $1,219,605 at September 30, 2010.

Operating activities used net cash of $81,856 for the six months ended March 31, 2011, as compared to net cash used of $115,895 for the comparable six months ended March 31, 2010.  The $34,039 reduction in net cash used by our operating activities resulted primarily from greater deferral of amounts owing.

During the six months ended March 31, 2011, we spent $35,000 to acquire rights to mining claims in Chile.  No cash was spent on investing activities during the six-month period ended March 31, 2010.

Net cash of $116,396 provided by financing activities during the six months ended March 31, 2011, consists of proceeds of $32,500 from the exercise of warrants, advances from a shareholder of $5,000, and $78,896 of proceeds for common stock.  This is compared to $406,000 being received during the comparable six-month period ended March 31, 2010, comprised of proceeds for common stock of $400,000 and shareholder advances of $6,000.

Our current cash balances will not meet our working capital and capital expenditure needs for the whole of the current year.  Because we are not currently generating sufficient cash to fund our operations, we will need to rely on external financing to meet future capital and operating requirements.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  Our capital requirements depend upon several factors, including the rate of market acceptance, our ability to get to production and generate revenues, our level of expenditures for production, marketing and sales, purchases of equipment, and other factors.  We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances.  If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2011, we issued the following unregistered securities, which have not been previously reported, as follows:

•	In March 2011, we issued 3,944,794 shares of common stock upon the receipt of $78,896 pursuant to a stock purchase agreement.

•	In March 2011, we issued 200,000 shares of common stock for settlement of amounts owing in the amount of $3,000.

The recipients of the common stock represented in writing that they were not residents of the United States, acknowledged that the securities constituted restricted securities, and consented to a restrictive legend on the certificates to be issued.  These transactions were made in reliance on Regulation S.

ITEM 5.  OTHER INFORMATION

See Part II, Item 2.

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 10	Material Contracts
10.05	Joint Venture Earn-In Agreement between Minera Polymet Limitada and Revonergy Inc.	Incorporated by reference from the current report on Form 8-K filed March 18, 2011

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Exhibit Number*	Title of Document	Location

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	This filing.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	This filing.

_____________

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

Registrant

Revonergy Inc.

Date: May 23, 2011	By:	/s/ Ravi K. Daswani
Ravi K. Daswani, President and
Chief Executive Officer

Date: May 23, 2011	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer