Form 10-Q
period 2011-06-30
REVONERGY INC
filed 2011-08-15
CIK 1452274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of August 15, 2011, the issuer had one class of common stock, with a par value of $0.001, of which 74,521,627 shares were issued and outstanding.

TABLE OF CONTENTS

		Page
	PART I—FINANCIAL INFORMATION

Item 1:	Financial Statements:
	Consolidated Balance Sheets as at June 30, 2011 (unaudited), and
	September 30, 2010	3
	Consolidated Statements of Operations for the
	Three and Nine Months Ended June 30, 2011 and 2010, and the
	Period from Inception (April 9, 2008) to June 30, 2011 (unaudited)	4
	Consolidated Statements of Cash Flows for the
	Nine Months Ended June 30, 2011 and 2010, and the
	Period from Inception (April 9, 2008) to June 30, 2011 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2:	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	9

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4:	Controls and Procedures	11

	PART II—OTHER INFORMATION

Item 6:	Exhibits	12

	Signatures	12

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Revonergy Inc.
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2011 and September 30, 2010
	June 30,	September 30,
	2011	2010
	(unaudited)
Assets

Current assets:
Cash	$696	$1,148
Total current assets	696	1,148
Mining rights	35,000	-

Total assets	$35,696	$1,148

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$200,323	$100,190
Accounts payable - related parties	31,409	29,584
Accrued wages	156,667	232,507
Advance from shareholders	25,966	10,806
Convertible notes, net	456,212	-
Derivative liability	59,318	-
Total current liabilities	929,895	373,087

Total liabilities	929,895	373,087

Commitments

Stockholders' Deficit
Preferred stock:
$0.001 par value, 50,000,000 authorized
nil issued and outstanding	-	-
Common stock:
$0.001 par value, 500,000,000 authorized shares
74,521,627 shares issued and outstanding
(September 30, 2010 - 58,508,333)	74,522	58,508
Additional paid-in capital	1,066,751	790,639
Deficit accumulated during the development stage	(2,034,012)	(1,219,605)
Accumulated other comprehensive loss	(1,460)	(1,481)
Total stockholders' deficit	(894,199)	(371,939)

Total liabilities and stockholders' deficit	$35,696	$1,148

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(a Development Stage Enterprise)
Consolidated Statements of Operations
For the three and nine months ended June 30, 2011 and 2010
and the period from inception (April 9, 2008) to June 30, 2011
(unaudited)
	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Nine Months Ended June 30, 2011	Nine Months Ended June 30, 2010	Cumulative from inception (April 9, 2008) to June 30, 2011

Expenses
General and administrative	$192,064	$109,959	$681,218	$519,386	$1,900,823
Mining	101,000	-	101,000	-	101,000
	293,064	109,959	782,218	519,386	2,001,823

Other expense
Derivative expense	16,818	-	16,818	-	16,818
Amortization of debt discount	15,371	-	15,371	-	15,371
	32,189	-	32,189	-	32,189

Net loss	$(325,253)	$(109,959)	$(814,407)	$(519,386)	$(2,034,012)

Loss per share - basic and diluted	$0.00	$0.00	$0.01	$0.01

Weighted average number of shares outstanding	74,521,627	57,050,000	64,377,691	57,513,980

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
For the nine months ended June 30, 2011 and 2010
and the period from inception on April 9, 2008 to June 30, 2011
(unaudited)
	Nine months ended June 30, 2011	Nine months ended June 30, 2010	Cumulative from inception on April 9, 2008 to June 30, 2011
Cash provided by (used in):

Operating activities:
Net loss	$(814,407)	$(519,386)	$(2,034,012)
Adjustment to reconcile net loss to
net cash used in operating activities:
Impairment of assets	-	-	3,500
Derivative expenses	16,818	-	16,818
Amortization of debt discount	15,371	-	15,371
Issuance of common stock for services	150,875	-	165,875
Issuance of common stock for services to related parties	17,000	-	17,000
Stock based compensation - warrants	3,855	-	390,402
Changes in assets and liabilities
Accounts payable and accrued expenses	109,133	70,005	209,323
Accounts payable - related party	1,825	11,322	31,409
Accrued wages	365,001	110,509	597,508
Net cash used in operating activities	(134,529)	(327,550)	(586,806)

Investing activities:
Capital expenditures	(35,000)	-	(38,500)
Net cash used in investing activities	(35,000)	-	(38,500)

Financing activities:
Proceeds from sale of common stock	78,896	400,000	526,496
Proceeds from exercise of warrants	32,500	-	32,500
Proceeds from shareholder advances	15,160	6,000	25,966
Proceeds from issue of convertible note	42,500	-	42,500
Net cash provided by financing activities	169,056	406,000	627,462

Increase (decrease) in cash during the period	(473)	78,450	2,156
Foreign exchange effect on cash	21	(1,691)	(1,460)

Cash at beginning of the period	1,148	1,085	-

Cash at end of the period	$696	$77,844	$696

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-Cash Transactions:
Common stock issued for settlement of debt	$9,000	$-	$9,000
Conversion of AP to NP (related parties)	$440,841	$-	$440,841

See accompanying notes to consolidated financial statements.

Revonergy Inc.
(A Development-Stage Company)
June 30, 2011
(unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Description of Business and Summary of Significant Accounting Policies

Organization

Revonergy Inc. (“Revonergy” or the “Company”) was incorporated in the state of Nevada on April 9, 2008, and its business is the acquisition and development of renewable-energy projects and early-stage mineral exploration projects.  The Company’s wholly owned subsidiaries are Revonergy Biopower Ltd., incorporated in the United Kingdom on December 9, 2009, and Revonergy Power LLC, incorporated in the state of Nevada on June 10, 2010.

Interim Period Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the Securities and Exchange Commission’s instructions.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations reflect interim adjustments, all of which are of a normal recurring nature and that, in the opinion of management, are necessary for a fair presentation of the results for such interim period.  The results reported in these interim consolidated financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.  Certain information and note disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.  Results for the three and nine months ended June 30, 2011, are not indicative of the results that may be expected for the year ending September 30, 2011.

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

Note 2.  Mining Rights

During the nine months ended June 30, 2011, the Company entered into a joint-venture earn-in agreement wherein it can earn up to a 50% interest in certain mining properties in Chile (the “Perth Properties”).

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

Note 3.  Convertible Promissory Notes

(a)
On May 13, 2011, the Company entered into an agreement to borrow funds secured by a convertible promissory note in the amount of $42,500.  The convertible promissory note is due February 16, 2012, has an interest rate of 8% per annum, and is convertible to shares of common stock by the holder, at any time after 180 days from the date of the agreement, at a discount of 39% to the average of the three lowest closing bid prices for the 10 trading days prior to conversion.

The promissory note can be prepaid by the Company during the first 180 days from the date of the agreement at a premium of: 135% during the first 90 days of the note; 140% during the period of 91 days to 120 days; 145% during the period 121 days to 150 days; and 150% during the period 151 days to 180 days.  After 180 days, there is no right of prepayment.

(b)
During the nine months ended June 30, 2011, two officers of the Company converted $440,841 of accrued compensation into convertible promissory notes due on or before March 15, 2012.  The notes accrue interest at 6% per annum and are convertible into shares of common stock of the Company at $0.017 per share.

Note 4.  Derivative Instruments

The Company’s debt or equity instruments may contain embedded derivative instruments, such as conversion options, which in certain circumstances may be required to be bifurcated from the associated host instrument and accounted for separately as a derivative instrument liability.

The identification of, and accounting for, derivative instruments is complex.  The Company’s derivative instrument liabilities are revalued at the end of each reporting period, with changes in the fair value of the derivative liability recorded as charges or credits to income, in the period in which the changes occur.  For bifurcated conversion options that are accounted for as derivative instrument liabilities, the Company determines the fair value of these instruments using the Black-Scholes option-pricing model.  That model requires assumptions related to the remaining term of the instrument and risk-free rates of return, the Company’s current common stock price and expected dividend yield, and the expected volatility of the Company’s common stock price over the life of the option.

In connection with the issuance of the convertible promissory note for $42,500, the Company has applied the guidance of Accounting Standards Codification ASC Topic No. 815-40.  Accordingly, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date.  The fair value was estimated on the date of grant using a binomial option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 340%; risk-free interest rate of 0.5% and an expected holding period of 18 months.  The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the notes.  The Company recorded a derivative loss of $19,691 at inception and a discount of $42,500 and a derivative liability of $62,191 at the date of issuance.  The Company also recorded a change in fair value of $2,873 for the period ended June 30, 2011, resulting in a derivative liability of $59,318 at June 30, 2011, and a derivative expense of $16,818 for the nine months ended June 30, 2011.

The following table illustrates the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Period Ended June 30, 2011
Derivative (Income) Loss	Inception	Fair Value Adjustments	Redemptions	Total

$42,500 Note	$62,191	$(2,873)	$--	$59,318

Note 5.  Related-Party Transactions

During the nine months ended June 30, 2011, a shareholder of the Company advanced $10,160.  The balance owing of $25,966 is unsecured and non-interest-bearing and is included in advances from shareholders as of June 30, 2011.

During the nine months ended June 30, 2011, officers of the Company incurred expenses on behalf of the Company in the amount of $31,374.  The balance of $31,409 outstanding as at June 30, 2011, is included in accounts payable-related party.

During the nine months ended June 30, 2011, two officers of the Company converted $440,841 of accrued compensation into convertible promissory notes due on or before March 15, 2012.  The notes accrue interest at 6% per annum and are convertible into shares of common stock of the Company at $0.017 per share.

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

No shares of preferred stock are issued or outstanding as of June 30, 2011.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock, par value of $0.001.

During the nine months ended June 30, 2011, the Company:

•	issued 1,612,500 shares of common stock, on the exercise of warrants, for total proceeds of $32,500;
•	issued 1,000,000 shares of common stock to two directors for services provided with a fair value of $17,000;
•	issued 8,875,000 shares of common stock for services provided with a fair value of $150,875;
•	issued 581,000 shares of common stock for settlement of debt in the amount of $9,000; and
•	issued 3,944,794 shares of common stock for cash consideration of $78,896.

Stock Purchase Warrants

At June 30, 2011, the Company has reserved 2,804,167 shares of common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

2,804,167	$0.02	September 9, 2015

During the nine months ended June 30, 2011, the exercise price of the warrants was changed, from a range of $0.18 to $0.40, to $0.02 per share.  The increase in the fair value of $3,855 was expensed during the three months ended December 31, 2010.

Note 7.  Commitment

The Company has a commitment to issue 25,931,823 shares of common stock if the convertible promissory notes, due March 15, 2012, are converted in full.

The Company has reserved 27,943,368 shares of common stock for the conversion of the convertible promissory note due February 16, 2012.

Note 8.  Subsequent Events

Subsequent to June 30, 2011, the Company:

•
Entered into an agreement to borrow funds secured by a convertible promissory note in the amount of $25,000.  The convertible promissory note is due February 16, 2012, has an interest rate of 8% per annum, and is convertible to shares of common stock by the holder, at any time after 180 days from the date of the agreement, at a discount of 42% to the average of the three lowest closing bid prices for the 10 trading days prior to conversion.

The promissory note can be prepaid by the Company during the first 180 days from the date of the agreement at a premium of: 135% during the first 90 days of the note; 140% during the period of 91 days to 120 days; 145% during the period 121 days to 150 days; and 150% during the period 151 days to 180 days.  After 180 days, there is no right of prepayment.

•
Entered into a second agreement to borrow funds secured by a convertible promissory note in the amount of $25,000.  The convertible promissory note is due August 2, 2012, has an interest rate of 6% per annum, and is convertible to shares of common stock by the holder, at any time after February 2, 2012, at a discount of 35% to the lowest closing bid price for the 5 days up to conversion date, subject to a floor conversion price of $0.0001 per share.

The convertible promissory note can be redeemed at any time by paying an amount equal to 150% of the outstanding principal balance after providing the holder with 5 days notice.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying condensed unaudited consolidated financial statements for the three- and nine-month periods ended June 30, 2011 and 2010, and the period from commencement of business on April 9, 2008, to June 30, 2011, and our annual report on Form 10-K for the year ended September 30, 2010, including the financial statements and notes thereto.

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

We also entered into a joint venture earn-in agreement whereby we can earn up to a 50% interest in the Perth Properties in Chile.

Results of Operations

Comparison of the Three and Nine Months Ended June 30, 2011 and 2010

We did not generate any revenue in the three- and nine-month periods ended June 30, 2011 and 2010.

Our operating expenses for the three and nine months ended June 30, 2011, were $293,064 and $782,218, respectively, as compared to $335,948 and $519,386, respectively, for the comparable periods in 2010, a decrease of 13% for the three months ended June 30, 2011, and an increase of 51% for the nine months ended June 30, 2011.  Included in the three and nine months ended June 30, 2011, is an expenditure of $101,000 on the Perth Properties.

Overall, we sustained a net loss of $325,253 and $814,407 for the three and nine months ended June 30, 2011, respectively, as compared to net losses of $335,948 and $519,386, respectively, for the corresponding periods of the preceding year.

We had two full-time employees as of June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011, our current assets were $696, as compared to $1,148 at September 30, 2010.  As of June 30, 2011, our current liabilities were $929,825, as compared to $373,087 at September 30, 2010.  In addition, we had accumulated deficit of $2,034,012 at June 30, 2011, compared to accumulated deficit of $1,219,605 at September 30, 2010.

Operating activities used net cash of $134,529 for the nine months ended June 30, 2011, as compared to net cash used of $327,550 for the comparable nine months ended June 30, 2010.  The $193,021 reduction in net cash used by our operating activities resulted primarily from greater deferral of amounts owing.

During the nine months ended June 30, 2011, we spent $35,000 to acquire rights to mining claims in the Perth Properties.  No cash was spent on investing activities during the nine-month period ended June 30, 2010.

Net cash of $169,056 provided by financing activities during the nine months ended June 30, 2011, consists of proceeds of $32,500 from the exercise of warrants, advances from a shareholder of $15,160, $78,896 of proceeds for common stock, and funds received upon issue of a convertible note in the amount of $42,500.  This is compared to $406,000 being received during the comparable nine-month period ended June 30, 2010, comprised of proceeds for common stock of $400,000 and shareholder advances of $6,000.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this quarterly report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2011, our disclosure controls and procedures were not effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 6.  EXHIBITS

The following exhibits are filed as a part of this report:

Exhibit Number*	Title of Document	Location

Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications
32.01	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)	This filing.

32.02	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)	This filing.

Item 101	Interactive Data File
101	Interactive Data File	To be filed within 30 days from the date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.
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

Registrant

Revonergy Inc.

Date: August 15, 2011	By:	/s/ Ravi K. Daswani
Ravi K. Daswani, President and
Chief Executive Officer

Date: August 15, 2011	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer