Form 10-K
period 2011-09-30
REVONERGY INC
filed 2012-01-13
CIK 1452274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of March 31, 2011, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $909,868.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of January 10, 2012, registrant had 80,925,316 shares of issued and outstanding common stock, par value $0.001.

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

PART I

ITEM 1.  BUSINESS

Background

Revonergy Inc. was incorporated in Nevada on April 9, 2008, as York Resources, Inc.  On December 9, 2009, control of the Company changed and the new management indicated its intent to enter the renewable-energy industry.  On December 21, 2009, the board of directors approved the change of name to Revonergy Inc.  This change became effective February 5, 2010.

On December 9, 2009, Revonergy Biopower Ltd. was incorporated in the United Kingdom as a wholly owned subsidiary through which we contract with international suppliers and clients.

On June 10, 2010, Revonergy Power, LLC was incorporated in Nevada as a wholly owned subsidiary through which we contract with United States suppliers and clients.

Nature of Business

Our business is comprised of the renewable-energy business and the joint venture earn-in agreement with Minera Polymet Limitada.

Summary

We have been in the renewable-energy business since December 9, 2009.  On March 14, 2011, we entered into a joint venture earn-in agreement with Minera Polymet Limitada, a wholly owned Chilean subsidiary of Red Metal Resources Ltd. (OTC.BB RMES), to earn up to a 50% interest in the Perth mineral property in the III Region of Atacama, Chile.

Our renewable-energy business is focused on developing, acquiring, and operating renewable-energy power plants and providing consulting services to other industry participants.  The renewable-energy industry includes companies engaged in generating electricity, manufacturing equipment, creating fuels, or providing services related to the production of energy-utilizing sources such as solar, wind, geothermal, tidal, wave, hydropower, ethanol, biofuels, and biomass.  Our focus is on:

(i)	generating renewable electricity as an independent power producer (IPP) through designing, building, owning, and operating renewable-energy power plants in Europe, Asia, Africa, and the Americas;

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

Under our Joint Venture Earn-In Agreement, we have the right to earn up to 50% of the properties and to participate in the development of the properties in accordance with the following terms:

1.
On March 14, 2011, we paid $35,000 in order to obtain the rights under the agreement.  As a result, we have the right to appoint one member to the Exploration and Mining Committee for the joint venture.

2.	To earn a 35% interest in the properties, we must, at our own cost, complete:

(a)	the Phase I Program by March 14, 2012, with a minimum expenditure of $115,000;

(b)	the Phase II Program by March 14, 2013, with a minimum expenditure of $300,000; and

(c)	the Phase III Program by March 14, 2014, with a minimum expenditure of $1,000,000.

3.	To earn a 50% interest in the properties, we must complete a preliminary feasibility study by March 14, 2015.

We cannot provide any assurance that we will be able to complete any of the requirements to earn an interest in the properties.

Overview of the Renewable-Energy Industry

While a majority of the world’s current energy supply is generated from fossil fuels, such as coal, oil, and natural gas, these traditional-energy sources face a number of challenges, including rising prices; increasing demand from developing nations; infrastructure limitations; security concerns over dependence on imports from a limited number of countries, some of which are unstable and have significant fossil-fuel supplies; and growing environmental concerns over the climate change risks associated with emission from fossil-fueled power generation.  As a result of these and other challenges facing traditional-energy sources, governments, businesses, and consumers are increasingly supporting the development of alternative-energy sources and new technologies for electricity generation.  Renewable-energy sources, such as solar, biomass, geothermal, hydroelectric, and wind-power generation, have emerged as potential alternatives that address some of these concerns.  As opposed to fossil fuels, which draw on finite resources that may eventually become too expensive to retrieve, renewable-energy sources are generally fully sustainable and recurring.  Where they are not currently economically competitive with fossil fuels, renewable-energy sources continue to be supported by various government policies and incentives.  Participants in energy markets worldwide are dedicating increasing resources to developing renewable alternatives to fossil-fuel resources.

We believe that the renewable-energy industry is among the fastest growing industries in the world.  Our management believes that the global renewable-energy markets for biofuels, solar, wind, and fuel cells will expand dramatically in the next several years and that these industries will be a target for venture capital and private equity investment.  We believe that this anticipated growth should create attractive acquisition opportunities, as evidenced in the following market segments:

Hydropower — Hydroelectric power, also known as hydropower, generates electricity by harnessing falling water and sending it through a turbine that is connected to a generator, thus converting the kinetic energy of falling water into mechanical and electrical energy.  Compared to other renewable-energy options, hydroelectric power is an established and mature technology.  It is a clean, reliable, and renewable-energy source that accounts for the majority of energy production in several countries and accounts for nearly one-fifth of the world’s electricity supply.

Solar — Solar power is a renewable-fuel source that utilizes the sun’s energy to produce heat, light, and electricity.  Sunlight is converted into solar energy through photovoltaic and thermal technologies.  Photovoltaic technologies convert sunlight into electricity using solar cells or semiconductor devices, usually made from polysilicon.  The overall cost of production for photovoltaic energy has decreased significantly in recent years with the development of new technologies that reduce costs associated with the photovoltaic or solar cells.  Falling production costs, combined with increased efficiency and yield, have resulted in strong growth in the market for photovoltaic solar energy.  Thermal technologies use lenses and reflectors to concentrate the sun’s energy and generate heat or electricity.  While solar thermal energy has a variety of uses, the most widespread is the superheating of water and its conversion into steam for thermal-electricity generation in solar-power plants.  Solar energy and, in particular, solar-thermal technologies are among the newest renewable energies being developed today; however, their utilization and production are projected to increase as a result of their effectiveness and declining production costs.  Our management believes that total photovoltaic production is increasing year over year and is growing particularly aggressively in the United States.

Wind — Wind-power technology harnesses the force of the wind passing through rotor blades that turn an electric generator.  Wind energy is clean, renewable, plentiful, and significantly reduces greenhouse gas emissions when replacing fossil-fuel sources.  Moreover, advances in the technology supporting wind power have increased the reliability and efficiency of the generation process.  The reliability of the technology has increased to the point where machines are able to generate power approximately 96% of the time.  Our management believes that the potential for wind power generation is substantial and that the market for wind energy will grow dramatically in the next decade.

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

Competitive Conditions

There is significant competition among alternative-energy companies.  Our business faces competition from a number of entities that have the financial and other resources that would enable them to expand their businesses.  Even if we are able to enter into joint venture agreements, our competitors may be more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on our business.  However, we believe that our executive officers and directors possess the experience, skills, and contacts necessary to source, evaluate, and acquire, or alternatively, design and build desirable renewable-energy assets.  When we do not have the expertise in-house, we will hire, subcontract, or outsource the expertise.  Additionally, members of our board of directors have extensive professional relationships with governmental, legislative, and diplomatic communities.  We intend to leverage these extensive contacts and relationships of our executive officers and directors to source, evaluate, and acquire, or alternatively, design and build desirable renewable-energy assets.

We believe we have the following competitive advantages over many other entities with business objectives similar to ours:

Status as a Public Company

We believe our status as a public company will allow us, from time to time, to use our stock as currency to acquire renewable-energy assets.

Management Expertise

Ravi K. Daswani, our Chief Executive Officer and President, has substantial experience in the renewable-energy industry worldwide, through his efforts over the past several years in investigating and identifying desirable renewable-energy projects.  Mr. Daswani has evaluated renewable-energy projects in South Africa, the Middle East, West Africa, Europe, Canada, and Latin America.  Mr. Daswani also has experience in the sale of carbon credits and carbon offsets to various financial institutions and brokers.  Mr. Daswani has also been involved in project finance discussions and negotiations with financial institutions that lend to renewable-energy projects, including commercial banks, regional financial and government-backed institutions, and private equity or venture capital companies.

Government Initiatives for Renewable Energy

Rising energy costs, declining oil and gas reserves, and growing concerns about the environmental and political impacts of the world’s dependence on fossil fuels, emissions from the burning of fossil fuels, and concomitant global climate change have ignited global interest in renewable-energy alternatives.  In recent years, a growing number of countries have established incentive programs for the development of renewable-energy sources, such as: (i) net metering laws that allow on-grid end users to earn credits for renewable-energy generation; (ii) direct subsidies and grants to encourage the production and use of renewable energy; (iii) low-interest loans for financing renewable-power systems and tax incentives; (iv) government standards that mandate minimum usage levels of renewable-energy sources; and (v) feed-in tariffs, or fixed-sale prices, to guarantee minimum prices for utility purchases of renewable electricity.

However, we cannot assure you that such government subsidies and/or economic incentives will be available or will not be reduced or eliminated in the specific renewable-energy industry in which we choose to consummate a business combination.

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

We intend to look for greenfield or brownfield development opportunities that we can develop into functioning renewable-energy power plants.  We intend to source these opportunities through recommendations, word-of-mouth, advertisements, and attendances at industry trade shows.  We also intend to acquire fully functioning or partly functioning renewable-energy power plants if the opportunity presents itself and management thinks that it is a viable business opportunity.

Our Renewable-Energy Business

We intend to grow our renewable-energy business through the application of three main complementary activities: (i) origination; (ii) implementation; and (iii) commercialization of renewable-energy projects:

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

During the summer of 2010, we began the process of identifying potential projects, which included visiting sites of seven potential renewable-energy acquisitions through the United States, engaging in various levels of due diligence for each potential acquisition, and attempting to match potential funding sources to those projects.

Technology Type

We will not depend on any single technology in developing our renewable-energy projects portfolio.

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

We expect that our consulting team will bring competencies in:

•	engaging municipalities and communities;

•	carbon sequestration science, modeling, and assessments;

•	carbon finance, law, accounting, and program administration; and

•	international and domestic climate policy.

Our consulting team will also provide services in:

•	financial modeling and assessments;

•	technical and financial viability or feasibility reports;

•	engaging third-party verification and validation;

•	front-end engineering and design;

•	plan and machinery manufacture;

•	legal, administration, and financial advice; and

•	corporate tax structuring.

Corporate Structure

We intend to be holding company for revenue-generating assets and consulting services.  Depending on various deal specific criteria, any particular subsidiary may be wholly or only partly owned by us.

Mission Statement

We are dedicated to developing and owning long-term renewable-energy projects that are safe, economically viable, and environmentally friendly, to enhance the future of countries and economies worldwide.

Carbon Credits or Carbon Offsets

A carbon offset is a financial instrument aimed at a reduction in greenhouse-gas emissions.  Carbon offsets are measured in metric tons of carbon-dioxide-equivalent (CO2e) and may represent six primary categories of greenhouse gases.  One carbon offset represents the reduction of one metric ton of carbon dioxide or its equivalent in other greenhouse gases.

Carbon credits are a key component of national and international attempts to mitigate the growth in concentrations of greenhouse gases (GHGs).  One carbon credit is equal to one ton of carbon.  Carbon trading is an application of an emissions trading approach.  GHG emissions are capped and then markets are used to allocate the emissions among the group of regulated sources.  The idea is to allow market mechanisms to drive industrial and commercial processes in the direction of low emissions or less “carbon-intensive” approaches than are used when there is no cost to emitting carbon dioxide and other GHGs into the atmosphere.  Since GHG mitigation projects generate credits, this approach can be used to finance carbon-reduction programs between trading partners and around the world.

As more and more people, small and large businesses, governments, and institutions become aware of the harmful effects of GHGs, a thriving market for carbon credits and carbon offsets may develop.  These credits and offsets come in all shapes and sizes, from United Nations-certified carbon credits to credits connected to voluntary unregulated GHG-emission reduction programs.  The prices for these credits vary, with UN-certified credits currently being considered the most expensive.

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

Overview of Joint Venture Earn-In Agreement with Minera Polymet Limitada

General

We are a start-up, development-stage company without operations and are dependent on our joint venture partner, Minera Polymet Limitada, to provide services for us.  We are in the business of acquiring and exploring mineral claims.  All of the claims included in our joint venture earn-in agreement are located in the III Region of Atacama, Chile.  We have not determined whether our claims contain mineral reserves that are economically recoverable.  We have not produced revenues from our principal business and are considered an exploration-stage company as defined by “Accounting and Reporting by Development Stage Enterprises.”

Our ability to realize a return on our investment in mineral claims depends upon: (a) our maintaining our obligations under our joint venture earn-in agreement; and (b) our joint venture partner maintaining the legal ownership of the claims.  Title to mineral claims involves risks inherent in the process of determining the validity of claims and the ambiguous transfer history characteristic of many mineral claims.  To the best of our knowledge, our partner has had consultations with an attorney knowledgeable in the practice of mining, and we believe the steps necessary to ensure that we have good title to our mineral claims have been taken.  Our partner has had the contracts and deeds notarized, recorded in the registry of mines, and published in the mining bulletin, and our partner reviews the mining bulletin regularly to determine whether other parties have staked claims over our ground.  No such claims have been discovered.

Chile’s mining and land tenure policies were established to secure the property rights of both domestic and foreign investors to stimulate development of mining in Chile.  The government of Chile owns all mineral resources, but exploration and exploitation of these resources are permitted through exploration and mining concessions.  A mineral concession must pass through three stages to become a permanent mining concession: pedimento, manifestacion, and mensura.

A pedimento is an initial exploration claim.  It can be placed on any area, whereas the survey to establish a permanent mensura claim can only be completed on free areas where no other mensuras exist.  A pedimento is valid for a maximum of two years.  At the end of this period, it may either be reduced in size by at least 50% and renewed for an additional two years or entered into the manifestacion process to establish a permanent mensura claim.  New pedimentos can overlap existing pedimentos, but the pedimento with the earliest filing date takes precedence providing the claim holder maintains the pedimento in accordance with the mining code and the applicable regulations.

Manifestacion is the process by which a pedimento is converted to a permanent mining claim.  At any stage during its two-year life, the holder of a pedimento can submit a manifestacion application, which is valid for 220 days.  To begin the manifestacion process, the owner must request a survey (mensura) within 220 days.  After the survey request is accepted, the owner has approximately 12 months to have the claim surveyed by a government-licensed surveyor, inspected and approved by the national mining service, and affirmed as a mensura (equivalent to a patented claim) by a judge.  Thereafter, an abstract describing the claim is published in Chile’s official mining bulletin (published weekly) and 30 days later the claim is inscribed in the appropriate mining registry.

A mensura is a permanent property right that does not expire so long as the annual fees (patentes) are paid in a timely manner.  Failure to pay the patentes for an extended period can result in the claim being listed for sale at auction, where a third party can acquire a claim for the payment of the back taxes owed and a penalty.

In Chile, the Perth property has both pedimento and mensura claims.  We cannot guarantee that any of our pedimento claims will convert to mensura claims.  Some of our pedimentos are still in the registration process and some are in the manifestacion stage.  We may decide, for geologic, economic, or other reasons, not to complete a registration or manifestacion or to abandon a claim after it is registered.  Some of our pedimentos may have been staked over other owners’ claims as permitted by the Chilean mining code.  Our pedimento rights in these claims will not crystallize unless the owners of the underlying claims fail to pay their taxes or otherwise forfeit their interests in their claims.  Our purpose in over-staking is to claim free ground around others’ claims and to have the first right to forfeited claims if we want them.  Over-staking is easier and less costly than staking available ground around claims and ensures that all available ground is covered that might otherwise be missed.

Perth Property

The Perth property, comprised of 12 unproved mineral claims, was acquired by Minera Polymet Limitada on March 10, 2011.  On March 14, 2011, we entered into a joint venture earn-in agreement for the Perth property with Minera Polymet Limitada, a wholly owned subsidiary of Red Metal Resources Ltd. (OTC.BB RMES).  We paid $35,000 on signing the agreement and can earn a 35% interest in the Perth property by spending a minimum $1,450,000 on the three-phase exploration program, as follows:

•	Successful completion of a Phase I exploration program costing at least $115,000 by March 14, 2012;

•	Successful completion of a Phase II exploration program costing at least $300,000 by March 14, 2013; and

•	Successful completion of a Phase III exploration program costing at least $1,000,000 and that can justify completing a preliminary feasibility study by March 14, 2014.

Phase I, II, and III exploration programs will be 100% paid for by us and will be managed by Minera Polymet Limitada.  We will also pay Minera Polymet Limitada a 10% management fee on all work programs.

We can earn a further 15% interest in the Perth property if we complete a preliminary feasibility study by March 14, 2015.

Table 1: Perth Property
		Hectares
Property	Percentage, type of claim	Gross Area	Net Area (a)

Perth
Perth 1 al 36 claim	100%, mensura	109
Lancelot I 1 al 30 claim	100%, mensura in process	300
Lancelot II 1 al 20 claim	100%, mensura in process	200
Rey Arturo 1 al 30 claim	100%, mensura in process	300
Merlin I 1 al 10 claim	100%, mensura in process	60
Merlin I 1 al 24 claim	100%, mensura in process	240
Galahad I 1 al 10 claim	100%, manifestacion	50
Galahad I 1 al 46 claim	100%, manifestacion	230
Percival III 1 al 30 claim	100%, manifestacion	300
Tristan II 1 al 30 claim	100%, manifestacion	300
Tristan IIA 1 al 5 claim	100%, manifestacion	15
Camelot claim	100%, pedimento	300
		2,404
Overlapped claims (see Figure 4)		(124)	2,280
			5,498
(a)	Some pedimentos and manifestacions overlap other claims. The net area is the total of the hectares we have in each property (i.e., net of our overlapped claims).

Table 2: Perth Property
	Type
Claim	Mensura (ha)	Manifestacion (ha)	Pedimento (ha)

Perth 1 al 36	109
Lancelot I 1 al 30 (in process)	300
Lancelot II 1 al 20 (in process)	200
Rey Arturo 1 al 30 (in process)	300
Galahad I 1 al 10		50
Merlin I 1 al 10 (in process)	60
Galahad I 1 al 46		230
Merlin I 1 al 24 (in process)	240
Percival III 1 al 30		300
Tristan II 1 al 30		300
Tristan IIA 1 al 5		15
Camelot			300
	1,209(a)	895(a)	300(a)
(a)	Some claims overlap others, reducing our net area to 2,280 hectares.

Figure 1: Location and access to active properties

Figure 4. The Perth property

The Perth property is adjacent to the west side of the historic Carrizal Alto mine.  It is a 45-minute drive from Vallenar city, with major road access, and power and water supplies close by.

Location and Means of Access.  The Perth property is located approximately 75 kilometers northwest of the city of Vallenar, with the highest point at approximately 925 meters above sea level.  The property is accessible by road from Vallenar.

Exploration History.  Exploration programs on the Perth property have historically been limited to surface sampling and mapping programs completed in 2007 and 2008.  Mapping identified 12 individual veins on surface, significant results from channel samples across the veins are shown in Table 3.  Numerous artisanal mine workings on the property have previously been exploited for both copper and gold; however, no records of grade or tonnage can be located.

Geology.  The Perth property overlies the contact between Paleozoic metamorphic sediments and a Cretaceous tonalitic batholith.  A swarm of north-northeast trending fault-related, copper/gold-bearing quartz veins crosscuts the property.  Surface mapping and sampling records show 12 veins identified so far on the south end of the property.  The veins average two meters wide but have been measured up to six meters wide.

Generative Claims

As an exploration company, from time to time we will stake, purchase, or option claims to allow ourselves the time and access to fully consider the geological potential of the claims.  This allows us to generate new properties in areas that have not been explored.  We have conducted groundwork on numerous generative claims of interest to us in the areas of our active properties.  We have acquired several of these claims, have options to acquire others, and have staked claims in the same areas.  We continue to compile data on and review other claims and discuss terms with various owners.

Competition

The mineral exploration business is an extremely competitive industry.  We are competing with many other exploration companies looking for minerals.  We are one of the smallest exploration companies and a very small participant in the mineral exploration business.  Being a junior mineral exploration company, we compete with other similar companies for financing and joint venture partners, and for resources such as professional geologists, camp staff, helicopters, and mineral exploration contractors and supplies.

Dependence on Major Customers

We have no customers.  We will be dependent on our partner Minera Polymet Limitada to advise on mining operations and sales.  A likely first customer could be ENAMI, which refines and smelts copper from the ore that it buys from Chile’s small- and medium-scale miners.  ENAMI is located in Vallenar.  Our ore could also be delivered to the Dos Amigos heap leach facility located approximately 50 kilometers south of Vallenar in Domeyko.

Employees

We currently have engaged a Chief Executive Officer and a Chief Financial Officer, neither of whom is a full-time employee.  To date, these individuals are working without written agreements, but we anticipate that in the near future, we will enter into employment agreements with these individuals.

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

We were organized on April 9, 2008, and commenced business as an exploration-stage company.  We have only just changed business direction and commenced business in the renewable-energy space.  Accordingly, we have no operating history upon which an evaluation of our performance can take place, and investors do not have access to the same type of information in assessing their proposed investment as would be available to purchasers in a company with a history of prior substantial operations.  We face all the risks inherent in a new business, including the expenses, lack of adequate capital and other resources, difficulties, complications and delays frequently encountered in connection with conducting operations, including capital requirements, and management’s potential underestimation of initial and ongoing costs.  We also face the risk that we may not be able to effectively implement our business plan.  If we are not effective in addressing these risks, we will not operate profitably and we may not have adequate working capital to meet our obligations as they become due.

To date, we have significant operating losses, an accumulated deficit, and no revenues, and we do not expect to be profitable for at least the foreseeable future and cannot predict when we might become profitable, if ever.

We have a history of losses (approximately $1,150,000 from operations for the year ended September 30, 2011) and an aggregate accumulated deficit (approximately $2,370,000 from inception through September 30, 2011).  We have had no revenues since inception.  Further, we may not be able to generate significant revenues in the future.  In addition, we expect to incur substantial operating expenses in order to fund the expansion of our business.  As a result, we expect to continue to experience substantial negative cash flow for the foreseeable future and cannot predict when, or if, we might become profitable.  We will need to generate significant revenues in order to achieve and maintain profitability.  We may not be able to generate sufficient revenue to fund our operations or achieve profitability in the future.  Even if we do achieve profitability, we may not be able to sustain profitability.  If we are not able to generate revenues sufficient to fund our operations or if we are not able to raise sufficient funds through investments by third parties, it would result in our inability to continue as a going concern.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our audited consolidated financial statements for the fiscal year ended September 30, 2011, included an explanatory paragraph that such consolidated financial statements were prepared assuming that we would continue as a going concern.  As discussed in Note 1 to those consolidated financial statements, however, we have a history of losses (approximately $1,150,000 from operations for the year ended September 30, 2011), have an aggregate accumulated deficit (approximately $2,370,000 from inception through September 30, 2011), and have no revenues to date.  These factors raise substantial doubt that we will be able to continue as a going concern.  LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have expressed substantial doubt about our ability to continue as a going concern given our accumulated losses.  This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise.  If we fail to raise sufficient capital, we will not be able to complete our business plan.  As a result, we may have to liquidate our business and our stockholders may lose their investment.

We will need significant additional capital, which we may be unable to obtain.

As of September 30, 2011, we had cash available of approximately $900, which will not be sufficient to allow us to fund our proposed operations going forward.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  If we are unable to raise substantial capital, we may be unable to continue.

We will be forced to continue to seek financing partners, either through debt or equity, to achieve our business objectives.

As of September 30, 2011, we had cash available of approximately $900.  We will need significant capital expenditures and investments over the next 12 months related to our growth program.

We have no commitments for any additional financing, other than $15,000 to be funded in  January 2012, and there can be no assurance that additional capital will be available to use on commercially acceptable terms or at all.  Our failure to raise capital as needed would significantly restrict our growth and hinder our ability to compete.  We may need to curtail expenses, reduce planned investments in technology and research and development, and forgo business opportunities.  Additional equity financings are likely to be dilutive to holders of our common stock, and debt financing, if available, may involve significant payment obligations and covenants that restrict how we operate our business.

The development of our assets will be capital intensive and sufficient debt financing may not be available, in which case our business could fail.

The development of clean-energy generation facilities is a capital-intensive business and our projects may require a high level of debt financing.  Raising such capital is often determined by the overall credit availability in local as well as international markets and often varies not only in the cost of borrowing, but also in the terms on which such financing is available.  There is no guarantee that favorable borrowing conditions will exist for any period of time.  Any delays or changes to our projects that alter the amount and timing of when a project requires capital to be injected could have serious restrictive effects on business prospects, financial condition, and the results of operations.

If we were to default on our obligations under the terms of any financing arrangements, our lenders might exercise their rights under whatever security agreements are in place.  Such a default could lead to the loss of our interest in one or more of our projects.

Because we are smaller and have fewer financial and other resources than energy-focused companies, we may not be able to successfully compete in the very competitive alternative-energy industry.

There is significant competition among alternative-energy companies.  Our business faces competition from a number of entities that have the financial and other resources that would enable them to expand their businesses.  Even if we are able to enter into joint venture agreements, our competitors may be more profitable than us, which may make it more difficult for us to raise any financing necessary for us to achieve our business plan and may have a materially adverse effect on our business.

Our operations may be negatively affected by currency exchange-rate fluctuations.

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

Certain statutory and regulatory permits and approvals are required in order to operate clean-energy-generation businesses.  There can be no assurance that the relevant authorities will issue any such permits and approvals in the timeframe anticipated or at all.  Failure to maintain or obtain required permits or approvals may result in the interruption of our future operations, which would have a material adverse effect on our financial condition and results of operations.

We may find it impracticable to complete the first three phases of exploratory work on the Perth claims.

Certain conditions may make it impracticable to complete any of the first three phases of exploratory work on the Perth claims, which would mean that we would not be able to earn any of the 35% interest that can only be earned after completion of the first three phases of exploratory work.

We may find it impracticable to complete the preliminary feasibility study on the Perth claims.

Certain conditions may make it impracticable to complete the preliminary feasibility study on the Perth claims, which would mean that we would not be able to earn any of the additional 15% interest that can only be earned after completion of the preliminary feasibility study.

Mineral exploration is highly speculative and risky: we might not find mineral deposits that can be extracted cost-effectively on our claims.

Exploration for mineral deposits is a speculative venture involving substantial risk.  Problems such as unusual and unexpected rock formations often result in unsuccessful exploration efforts.  We cannot assure you that our claims contain mineral deposits that can be extracted cost-effectively.

Mineral exploration is hazardous.  We could incur liability or damages as we conduct our business due to the dangers inherent in mineral exploration.

The search for minerals is hazardous.  We could become liable for hazards such as pollution, cave-ins, and other hazards against which we cannot insure or against which we may elect not to insure.  We have no insurance for these kinds of hazards, nor do we expect to get such insurance for the foreseeable future.  If we were to suffer from such a hazard, the costs of rectifying it could exceed our asset value and require that we liquidate our assets.

In the future, we may be required to comply with government regulations affecting mineral exploration and exploitation, which could adversely affect our business, the results of our operations, and our financial condition.

The mining business is subject to various levels of government control and regulation, which are supplemented and revised from time to time.  We cannot predict what legislation or revisions might be proposed that could affect our business or when any such proposals, if enacted, might become effective.

We might not be able to market any minerals that we find on our mineral claims due to market factors that are beyond our control.

Even if we discover minerals that can be extracted cost-effectively, we may not be able to find a ready market for our minerals.  Many factors beyond our control affect the marketability of minerals.  These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting minerals, and environmental protection.  We cannot accurately predict the effect of these factors, but any combination of these factors could result in an inadequate return on invested capital.

We are not certain that we can successfully compete in the mineral exploration business.  We do not represent a significant presence in this industry.

The mineral exploration business is an extremely competitive industry.  We are competing with many other exploration companies looking for minerals.  We are one of the smallest exploration companies, and we do not represent a significant presence in the mineral exploration business.  Being a junior mineral exploration company, we compete with other similar companies for financing, joint venture partners, and resources, such as professional geologists, camp staff, helicopters, and mineral exploration contractors and supplies.  We may not have the means to compete successfully for these resources.

We conduct operations in a foreign jurisdiction and are subject to certain risks that may limit or disrupt our business operations.

Our head office is in the United Kingdom, and our mining operations are in Chile.  Mining investments are subject to the risks normally associated with the conduct of any business in foreign countries, including uncertain political and economic environments; wars, terrorism and civil disturbances; changes in laws or policies, including those relating to imports, exports, duties, and currency; cancellation or renegotiation of contracts; royalty and tax increases or other claims by government entities, including retroactive claims; risk of expropriation and nationalization; delays in obtaining or the inability to obtain or maintain necessary governmental permits; currency fluctuations; restrictions on the ability of local operating companies to sell gold, copper, or other minerals offshore for U.S. dollars, and on the ability of such companies to hold U.S. dollars or other foreign currencies in offshore bank accounts; import and export regulations, including restrictions on the export of gold, copper, or other minerals; limitations on the repatriation of earnings; and increased financing costs.

These risks could limit or disrupt our exploration programs, cause us to lose our interests in our mineral claims, restrict the movement of funds, cause us to spend more than we expected, deprive us of contract rights or result in our operations being nationalized or expropriated without fair compensation, and could materially adversely affect our financial position or the results of our operations.  If a dispute arises from our activities in Chile, we could be subject to the exclusive jurisdiction of courts outside North America or the United Kingdom, which could adversely affect the outcome of the dispute.

While we take the steps we believe are necessary to maintain legal ownership of our claims, title to mineral claims may be invalidated for a number of reasons, including errors in the transfer history or our acquisition of a claim we believed, after appropriate due diligence investigation, to be valid, but in fact, was not.  If ownership of our claims was ultimately determined to be invalid, our business and prospects would likely be materially and adversely affected.

Our ability to realize a return on our investment in mineral claims depends upon whether we maintain the legal ownership of the claims.  Title to mineral claims involves risks inherent in the process of determining the validity of claims and the ambiguous transfer history characteristic of many mineral claims.  We take a number of steps to protect the legal ownership of our claims, including having our contracts and deeds notarized, recording these documents with the registry of mines, and publishing them in the mining bulletin.  We also review the mining bulletin regularly to determine whether other parties have staked claims over our ground.  However, none of these steps guarantees that another party could not challenge our right to a claim.  Any such challenge could be costly to defend and, if we lost our claim, our business and prospects would likely be materially and adversely affected.

We cannot guarantee that any of our pedimento claims will convert to mensura claims.

Some of our exploration claims (pedimentos) are still in the registration process.  We cannot guarantee that any of our pedimento claims will convert to mining claims (mensuras).  Some of our Mateo pedimentos may have been staked over other owners’ claims, as permitted by the Chilean mining code.  The pedimento with the earliest filing date takes precedence providing the claim holder maintains its claim in accordance with the mining code and the applicable regulations.  Our pedimento rights in these claims will not crystallize unless the owners of the underlying claims fail to pay their taxes or otherwise forfeit their interests in their claims.  We will exercise any right that we acquire through forfeiture only if the ground remains of interest to us.

We depend on our officers and key personnel, and the loss of any of these persons could adversely affect our operations and results.

We believe that implementing our proposed expansion strategy and execution of our business plan to acquire, manage, and develop power-generation assets will depend to a significant extent upon the efforts and abilities of our executive officers and key personnel, in particular Ravi K. Daswani.  Because the renewable- and alternative-energy industries are highly competitive, we believe that the personal contacts of our officers and key personnel within the industry and within the scientific community engaged in related businesses will be a significant factor in our anticipated success.  Our failure to retain our officers or key personnel, or to attract and retain additional qualified personnel, could adversely affect our operations and results.  We do not currently carry key-man life insurance on any of our officers.

Because our assets, executive officers, and directors are located outside the United States of America, it will be difficult for stockholders residing in the United States to enforce within the United States any judgments obtained against us or any of our executive officers and directors.

We are incorporated in the state of Nevada and have an agent for service in Henderson, Nevada.  Our agent for service will accept service on our behalf of any legal process and any demand or notice authorized by law to be served upon a corporation.  Our agent for service will not, however, accept service on behalf of any of our executive officers or directors.  Our executive officers and directors reside outside the United States.  None of them has an agent for service in the United States.  In addition, all of our assets and the assets of our executive officers and directors are located outside of the United States.  Further, we do not currently maintain a permanent place of business within the United States.

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

We are currently authorized to issue up to 500,000,000 shares of common stock, of which 80,925,316 shares were issued and outstanding as of January 10, 2012.  Our board of directors has the authority, without further action or vote of our stockholders, to issue any or all of the remaining authorized shares of our common stock that are not reserved for issuance and to grant options or other awards to purchase any or all of the shares remaining authorized.  The board may issue shares or grant options or awards relating to shares at a price that reflects a discount from the then-current market price of our common stock.  The options and awards referred to above can be expected to include provisions requiring us to issue increased numbers of shares of common stock upon exercise or conversion in the event of stock splits, redemptions, mergers, or other transactions.  If any of these events occur, the exercise of any of the options or warrants described above and any other issuance of shares of common stock will dilute the percentage ownership interests of our current stockholders and may adversely affect the prevailing market price of our common stock.

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

We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

For our executive and head office, we share space with a business office located at Landmark House, 17 Hanover Square, London, United Kingdom.  This office is rented on a month-to-month basis at a cost of approximately $3,800 per month.

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

The table below sets out the high and low sales prices information for our common stock for each quarterly period in fiscal years 2009, 2010 and 2011, as well as 2012 to date, as regularly quoted in the automated quotation system of the OTC Bulletin Board:

	Low	High
2012:
First Quarter	$0.0006	$0.006

2011:
Fourth Quarter	0.001	0.012
Third Quarter	0.0085	0.035
Second Quarter	0.011	0.035
First Quarter	0.007	0.18

2010:
Fourth Quarter	0.12	0.25
Third Quarter	0.20	0.38
Second Quarter	0.25	0.30
First Quarter	0.00	0.00

2009:
Fourth Quarter	0.00	0.00
Third Quarter	0.00	0.00
Second Quarter	0.00	0.00

These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

As of January 10, 2012, there were approximately 75 holders of record of our common stock.

Dividends

We have not paid dividends on our common stock, and do not anticipate paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the period covered by this report.  Subsequent to September 30, 2011, the holder of a convertible promissory note in the amount of $42,500 exercised $4,500 of the note in exchange for 6,403,689 shares of common stock.

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

We consider our most critical policies in understanding the judgments that are involved in the preparation of our consolidated financial statements will include recognition of revenues, costs of revenues, accounting for the consolidation of operations, accounting for convertible loans, debt discounts and derivative liabilities and conversion of debt to equity, and the accounting for stock-based compensation and equity.

Plan of Operation

Our plan of operation continues to be dependent on our ability to raise sufficient funds through the sources available to us, primarily issuance of stock through private placement, until such time as we acquire assets with cash flows sufficient to cover our costs.

We are continuing to assess potential acquisitions and plan to do so during the 2012 fiscal year.  Management estimates that we will need to raise approximately $2.5 million throughout 2012 to pay our creditors and to enable us to assess and acquire projects.

Results of Operations

As at September 30, 2011, we had a cash balance of $879.  In order to meet our budgeted cash requirements over the next 12 months, we anticipate raising money from equity financing from the sale of our common stock, additional shareholder loan commitments, and/or the raising of debt on projects to be developed/acquired.  If we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan.  In such a case, we may decide to discontinue our current business plan and seek other business opportunities in the resource sector.  Any business opportunity would require our management to perform due diligence on the possible acquisitions.  Such due diligence would likely include purchase investigation costs, such as professional fees by engineers, preparation of feasibility reports on the acquisitions, and travel costs for site visits.  It is anticipated that such costs will not be sufficient to acquire any acquisitions and additional funds will be required to close any possible acquisition.  During this period, we will need to maintain our periodic filings with the appropriate regulatory authorities and will incur legal and accounting costs.  If no other such opportunities are available and we cannot raise additional capital to sustain minimum operations, we may be forced to discontinue business.  We do not have any specific alternative business opportunities in mind and have not planned for any such contingency.

Based on the nature of our businesses, we anticipate incurring operating losses in the foreseeable future until such time as we either acquire an operating renewable-energy business or develop our own renewable-energy business or bring our joint-venture earn-in agreement into operation.  Our future financial results are also uncertain due to a number of factors, some of which are outside our control.  These factors include the following:

•	our ability to raise additional funding;

•	acquisition of renewable-energy projects; and

•	our ability to find joint venture partners for the development of renewable-energy projects; and

•	our ability to find joint venture partners for the joint-venture mining earn-in agreement.

We have had no operating revenues since our inception on April 9, 2008, through September 30, 2011, but have incurred operating expenses in the amount of $2,369,784 for the same period.  Our activities have been financed from the proceeds of share subscriptions and shareholder loans.

For the fiscal year ended September 30, 2011, our general and administrative expenses were $835,878, as compared to $1,169,390 for the year ended September 30, 2010.  This decrease of 29% is due to less travel and professional fees incurred.  We also incurred $109,695 of expenses related to our mining properties as compared to $nil in 2010 and also $179,479 of derivative expense and amortization of debt discount as compared to $nil in 2010.

In their report on our audited consolidated financial statements as of September 30, 2011, our auditors expressed substantial doubt about our ability to continue as a going concern unless we are able to raise substantial capital and ultimately to generate profitable operations.  During our fiscal year ended September 30, 2011, we incurred a net loss of $1,150,179, and had an accumulated deficit of $2,369,784 as of September 30, 2011.

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

Since inception, we have relied entirely on proceeds from the sale of securities and a shareholder loan to fund our activities.  During the fiscal year ended September 30, 2011, we used cash of approximately $194,000 for operating activities, as compared to $406,000 for the fiscal year ended September 30, 2010.  These activities were funded with proceeds of $78,896 from the sale of common stock, proceeds from exercise of warrants of $32,500, proceeds from convertible notes of $92,500, and shareholder advances of $25,160, as compared to proceeds of $400,000 from the sale of common stock and $7,306 of shareholder advances during the year ended September 30, 2010.

Our working capital deficit at September 30, 2011, was approximately $1,265,000, as compared to a deficit of approximately $372,000 as at September 30, 2010.  At September 30, 2011, we had an accumulated deficit of approximately $2,370,000 and stockholders’ deficit of approximately $1,230,000, as compared to an accumulated deficit of approximately $1,220,000 and stockholders’ deficit of approximately $372,000 at September 30, 2010.

Based on our expected level of expenditures, we estimate that cash of approximately $2,500,000 will be required to fund operations through September 30, 2012.  Actual expenditures will depend both on the level of expenditures and the availability of funds.

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

Since inception through and including September 30, 2011, we have raised $526,496 through private placements of our common shares.

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
ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2011, our disclosure controls and procedures were not effective.

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

Based on our evaluation and the material weaknesses described below, management concluded that we did not maintain effective internal control over financial reporting as of September 30, 2011.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended September 30, 2011, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:

(i)           Lack of a majority of independent directors for our board and audit committee.  We currently have one independent director on our board, which is comprised of three directors.  Although there is no requirement that we have any independent directors, we intend to have a majority of independent directors as soon as we are reasonably able to do so.

(ii)           Insufficient segregation of duties in our finance and accounting functions due to limited personnel.  During the year ended September 30, 2011, we had one person on staff who performed nearly all aspects of our financial reporting process, including access to the underlying accounting records and systems, the ability to post and record journal entries, and responsibility for the preparation of the financial statements.  This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission.  These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies.  We intend to consider the results of our remediation efforts and related testing as part of our year-end 2012 assessment of the effectiveness of our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following sets forth the name, age, term of directorship, and principal business experience of each of our executive officers and directors:

Name	Age	Title	Tenure

Ravi K. Daswani	45	President, Director, Chief Executive Officer	12/09/09 to date
Kenneth G.C. Telford	62	Secretary, Treasurer, Director, Chief Financial Officer	12/09/09 to date
Simoun S. Ung	45	Director	12/21/09 to date

Ravi K. Daswani

Ravi K. Daswani, a director and our Chief Executive Officer and President since December 2009, has for the past several years been actively involved in the renewable-energy business, both for his own account and as a means of laying the groundwork for a company that would operate in this space.  Among other things, Mr. Daswani has been investigating and evaluating the following:

•	waste-to-energy project opportunities in Africa; and

•	the structuring of financial relations, carbon sales, and equity/debt transactions that make a renewable-energy power project financially viable.

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

Kenneth G.C. Telford

Kenneth G.C. Telford has been appointed a director, Chief Financial Officer, Treasurer, and Secretary since December 2009.  Mr. Telford is a chartered accountant (Canada) and certified public accountant (USA).  From March 2008 until May 2010, Mr. Telford served as the Chief Financial Officer of Intelligent Communication Enterprise Corporation (formerly Mobiclear Inc.), a U.S. publicly traded company.  Intelligent Communication Enterprise Corporation is a Singapore-based provider of electronic personal identification verification and mobile-messaging solutions.  From September 2000 until present, Mr. Telford has been a principal of Denon Capital Strategies Ltd., a private company providing financial, management, and other services to a wide variety of international clientele.  From January 2003 to September 2007, Mr. Telford served as Chief Financial Officer, Secretary, and director of Essential Innovations Technology Corp., a U.S. publicly traded company during Mr. Telford’s tenure.  Essential Innovations provides geothermal heat exchange, or geoexchange, solutions for residential, commercial, and institutional applications as a manufacturer of proprietary geothermal heat pump technology, design-build geoexchange project provider, and as a geoexchange energy service company.  Mr. Telford was a former partner of Deloitte Touche and STS Partners, LLP and during the past five years has advised numerous companies, in both North America and Asia Pacific, on a broad range of financial and business matters.

Simoun S. Ung

Simoun Ung has been an independent director since December 2009.  From December 1998 until the present, Mr. Ung has been president of FSC Holdings Corporation, doing business as Four Star Consulting, a company specializing in financial consulting for packaging official development assistance for infrastructure projects in the Philippines, specifically environmental projects to be funded by the Government of Japan.  From May 2009 until the present, Mr. Ung has been President and Chief Executive Officer of PVB Card Corporation, a Visa and China Union Pay issuer and acquirer.  From November 2004 until April 2009, Mr. Ung was Chief Executive Officer of CNP Worldwide, Inc., an Internet payment service provider.  Mr. Ung is a co-founder and, since its inception in the last quarter of 2005, has been a board member of, Bastion Payment Systems Corporation, a Tier-1 third-party payment processor.  Bastion utilizes its in-house research and development team to develop proprietary payment solutions and systems for card processing and acquiring, card fraud management, merchant management and boarding, merchant risk control and identification, and web site payment page hosting.  From March 2006 until March 2008, Mr. Ung was a director and Chairman of the Board of Century Peak Corporation, a privately held mining company, until its listing by reverse merger into Century Peak Metal Holdings Corporation (Philippine Stock Exchange: CPM).  From December 2007 until October 2009, Mr. Ung was a director of Mobiclear Inc., a U.S. publicly traded company.  Mr. Ung also serves on the board of directors of Transpacific Broadband Group Inc. (Philippine Stock Exchange: TBGI) and Federal Resources Investment Group, Inc. (Philippine Stock Exchange: FED).  During the last five years, from time to time, Mr. Ung has been a resource speaker for the Federal Bureau of Investigation on advanced money laundering using electronic payment systems.  Mr. Ung currently serves on the Steering Committee of the Overseas Security Advisory Council – Manila Country Council.  Mr. Ung holds an MBA from the Richard Ivey School of Business, University of Western Ontario, and a BA from the University of British Columbia.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act and the rules thereunder require our officers and directors, and persons that own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish us with copies.  Based solely on our review of the copies of the Section 16(a) forms received by us, or written representations from certain reporting persons, we believe that, during the last fiscal year, no person that was our officer, director, or greater than 10% beneficial owner failed to comply with applicable Section 16(a) filing requirements, except that Sugarberry Assets Ltd., an affiliate of our chief executive officer, failed to file Section 16(a) forms in connection with its sale of 17,000,000 shares.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers (“Named Executive Officers”) for all services rendered in all capacities to us for the period from our inception through and for the fiscal years ended September 30, 2010 and 2011:

Name and Principal Position	Year Ended Dec. 31	Salary ($)	Bonus ($)	Stock Award(s) ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation	Change in Pension Value and Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ravi K. Daswani	2011	$250,000(1)							$250,000(1)
Chief Executive Officer,	2010	141,873(2)	--	--	--	--	--	--	141,873(2)
President & Director

Kenneth G.C. Telford	2011	$250,000(1)							$250,000(1)
Chief Financial Officer,	2010	132,499(2)	--	--	--	--	--	--	132,499(2)
Secretary, Treasurer & Director

(1)
In the year ended September 30, 2011, Mr. Daswani received $10,000 in cash with the balance being accrued, and the full amount earned by Mr. Telford was accrued.  During the year, Mr. Daswani converted $221,175 of accrued salary into a convertible note due March 15, 2012.  During the year, Mr. Telford converted $219,666 of accrued salary into a convertible note due March 15, 2012. As of October 1, 2011, we stopped accruing any salary to Messrs. Daswani and Telford until our financial condition improves.

(2)
Mr. Daswani and Mr. Telford were paid an annual salary of $250,000, which began to accrue in April 2010.  Prior to this date, wages were paid on an hourly basis.  In the year ended September 30, 2010, only $24,865 and $17,000 were actually paid, respectively, while the remainder is accrued but unpaid.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights during the period from our inception on April 9, 2008, through the fiscal period ended September 30, 2011.

Compensation of Directors

Our non-executive director received 500,000 shares of common stock, with a fair value of $8,500, as compensation for the year ended September 30, 2011.

Employment Agreements

We do not have any employment agreements with our officers or directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of January 10, 2012, with respect to the beneficial ownership of our outstanding common stock by: (i) any holder of more than 5%; (ii) each of the Named Executive Officers, directors, and director nominees; and (iii) our directors, director nominees, and Named Executive Officers as a group, based on 80,925,316 shares of common stock outstanding.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned:

Name and Address of Person or Group	Nature of Ownership	Amount	Percent

Principal Stockholders:
Sugarberry Assets Ltd.	Common stock	18,000,000(1)	22.2%
3rd Floor, Shun Feng
International Center
182 Queens Road East
Kowloon, Hong Kong

Mandarin Venture Capital Inc.	Common stock	2,945,833	3.6
1701 Beverly Commercial Centre	Warrants	2,804,167	3.5
85 – 105 Chatham Road		5,750,000	7.1
Kowloon, Hong Kong

Named Executive Officers and Directors:
Ravi K. Daswani	Common stock	18,000,000(1)	22.2
Landmark House, 17 Hanover Square
London W1S 1HU

Kenneth G.C. Telford	Common stock	--	*
Landmark House, 17 Hanover Square
London, W1S 1HU

Simoun S. Ung	Common stock	500,000	*
Landmark House, 17 Hanover Square
London W1S 1HU

All Executive Officers and Directors as a Group (4 persons):	Common stock	18,500,000(1)	22.8%
	Total	18,500,000(1)	22.8%
____________________

*	Less than 1%.
(1)	Sugarberry Assets Ltd. is owned by Ravi K. Daswani.

Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a “beneficial owner” of a security if that person, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security.  A person is also deemed to be a beneficial owner of any security that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have no securities authorized for issuance under any equity compensation plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE

During the year ended September 30, 2011, shareholders advanced $25,160.  The balance owed as of September 30, 2011, of $35,966 is unsecured, due on demand, and non-interest-bearing.

During the year ended September 30, 2011, officers incurred expenses on our behalf in the amount of $31,374.  The balance outstanding as at September 30, 2011, of $14,496 is included in accounts payable – related parties.

During the year ended September 30, 2011, two of our officers converted $440,841 of accrued compensation into convertible promissory notes due on or before March 15, 2012.  The notes accrue interest at 6% per annum and are convertible into shares of our common stock at a discount of 15% to the average closing stock price for the 10 trading days prior to conversion.

Director Independence

Simoun S. Ung is an independent director under NASD Rule 5605(a)(2), which is the independent standard we have chosen to apply.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth fees billed or accrued by our independent registered accountants during the fiscal years ended September 30, 2011 and 2010:

	September 30, 2011	September 30, 2010

Audit Fees	$24,125	$14,672
Audit Related Fees	--	--
Tax Fees	--	--
All Other Fees	--	--
Total Fees	$24,125	$14,672

Audit fees consist of fees billed for professional services rendered for the audit of our consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by an independent registered accountant in connection with statutory and regulatory filings or engagements.  The 2010 audit fees were paid in 2011.

Audit-related fees consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements, which are not reported under “Audit Fees.”

Tax fees consist of fees billed for professional services for tax compliance, tax advice, and tax planning.

All other fees consist of fees for products and services other than the services reported above.  There were no management consulting services provided in fiscal 2011.

Preapproval Policies and Procedures

Before the independent registered accountants are engaged to render audit services or nonaudit activities, the engagement is approved by our board of directors acting as the audit committee.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws

3.02	Bylaws	Incorporated by reference from the Registration Statement on Form S-1 filed December 17, 2008.

3.03	Amended and Restated Articles of Incorporation	Incorporated by reference from the annual report on Form 10-K for the year ended September 30, 2010, filed December 29, 2010.

Item 4	Instruments Defining the Rights of Security Holders, Including Debentures

4.01	Specimen stock certificate	Incorporated by reference from the annual report on Form 10-K for the year ended September 30, 2010, filed December 29, 2010.

4.02	Designation of Rights, Privileges, and Preferences of Series A Redeemable Preferred Stock filed September 9, 2010	Incorporated by reference from the annual report on Form 10-K for the year ended September 30, 2010, filed December 29, 2010.

Item 10	Material Contracts

10.01	Loan Agreement between Kelvin B. Campbell as lender and York Resources, Inc. as borrower and dated September 4, 2008	Incorporated by reference from the Registration Statement on Form S-1 filed December 17, 2008.

10.02	Loan Commitment Letter dated September 4, 2008	Incorporated by reference from the Registration Statement on Form S-1 filed December 17, 2008.

10.03	Warrant	Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed May 17, 2010.

10.04	Preferred Stock Purchase Agreement between Revonergy Inc. and Kodiak Capital Group, LLC, signed September 9, 2010	Incorporated by reference from the annual report on Form 10-K for the year ended September 30, 2010, filed December 29, 2010.

Exhibit Number	Title of Document	Location

10.05	Joint Venture Earn-In Agreement between Minera Polymet Limitada and Revonergy Inc.	Incorporated by reference from the current report on Form 8-K filed March 18, 2011.

10.06	Convertible Promissory Note for $25,000 payable to Asher Enterprises, Inc., dated July 1, 2011	This filing.

10.07	6% Convertible Redeemable Secured Note Due August 2, 2012 payable to GEL Properties, LLC, dated August 3, 2011	This filing.

Item 21	Subsidiaries of the Registrant

21.01	Schedule of Subsidiaries	Incorporated by reference from the annual report on Form 10-K for the year ended September 30, 2010, filed December 29, 2010.

Item 31	Rule 13a-14(a)/15d-14(a) Certifications

31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	This filing.

31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	This filing.

Item 32	Section 1350 Certifications

32.01	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

32.02	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	This filing.

Item 101	Interactive Data File
101	Interactive Data File	This filing.
______________
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

REVONERGY INC.

Date: January 11, 2012	By:	/s/ Ravi K. Daswani
Ravi K. Daswani
President and Principal Executive Officer

Date: January 11, 2012	By:	/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Principal Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 11, 2012

/s/ Ravi K. Daswani
Ravi K. Daswani
President, Chief Executive Officer, and Director

/s/ Kenneth G.C. Telford
Kenneth G.C. Telford
Chief Financial Officer, Secretary/Treasurer, Director

/s/ Simoun S. Ung
Simoun S. Ung
Director

LBB & ASSOCIATES LTD., LLP
10260 Westheimer Road, Suite 310
Houston, TX 77042
Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Revonergy Inc.
(A Development Stage Company)
London, United Kingdom

We have audited the accompanying consolidated balance sheets of Revonergy Inc. (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years then ended and for the period from April 9, 2008 (inception) through September 30, 2011.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Revonergy Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from April 9, 2008 (inception) through September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2012 raise substantial doubt about its ability to continue as a going concern.  The 2011 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
January 10, 2012

REVONERGY INC.
(A Development-Stage Enterprise)

Consolidated Balance Sheets
September 30, 2011 and 2010

	2011	2010
Assets

Current assets:
Cash	$879	$1,148
Total current assets	879	1,148

Mining rights	35,000	-

Total assets	$35,879	$1,148

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expenses	$221,081	$100,190
Accounts payable - related parties	14,496	29,584
Accrued wages	281,667	232,507
Advances from shareholders	35,966	10,806
Convertible notes, net	47,530	-
Derivative liability	665,290	-
Total current liabilities	1,266,030	373,087

Total liabilities	1,266,030	373,087

Commitments

Stockholders' Deficit
Preferred shares:
$0.001 par value, 50,000,000 authorized
issued and outstanding nil shares (2010 - nil shares)	-	-
Common stock:
$0.001 par value, 500,000,000 authorized shares
issued and outstanding 74,521,627 shares
(2010 - 58,508,333 shares)	74,521	58,508
Additional paid-in capital	1,066,752	790,639
Deficit accumulated during the development stage	(2,369,784)	(1,219,605)
Accumulated other comprehensive loss	(1,640)	(1,481)
Total stockholders' deficit	(1,230,151)	(371,939)
Total liabilities and stockholders' deficit	$35,879	$1,148

See accompanying notes to consolidated financial statements.

REVONERGY INC.
(A Development-Stage Enterprise)

Consolidated Statements of Operations
For the Years Ended September 30, 2011 and 2010
and the Period from Inception (April 9, 2008) to September 30, 2011

	2011	2010	Cumulative from inception (April 9, 2008) to September 30, 2011

Expenses
General and administrative	$835,878	$1,169,390	$2,055,483
Mining	109,695	-	109,695
Total expenses	945,573	1,169,390	2,165,178

Loss from operations	(945,573)	(1,169,390)	(2,165,178)

Other expense
Interest expense	25,127	-	25,127
Derivative expense	131,949	-	131,949
Amortization of debt discount	47,530	-	47,530
Total other expenses	204,606	-	204,606

Net loss	$(1,150,179)	$(1,169,390)	$(2,369,784)

Loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding	66,934,519	57,743,379

See accompanying notes to consolidated financial statements.

REVONERGY INC.
(a Development-Stage Enterprise)

Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Loss
For the Period from Inception (April 9, 2008) to September 30, 2011

	Common Stock		Additional Paid-in Capital	Deficit Accumulated during the Development Stage	Accumulated Other Comprehensive Gain (Loss)	Total Stockholders' Equity (Deficit)
	Number of Shares	Amount

Balance at April 9, 2008	-	$-	$-	$-	$-	$-

Issuance of common stock to founders for cash	35,000,000	35,000	(31,500)	-	-	3,500
Issuance of common stock for cash	22,050,000	22,050	22,050	-	-	44,100
Net loss for the period	-	-	-	(10,435)	-	(10,435)
Balance September 30, 2008	57,050,000	57,050	(9,450)	(10,435)	-	37,165
Net loss for the year	-	-	-	(39,780)	-	(39,780)
Balance September 30, 2009	57,050,000	57,050	(9,450)	(50,215)	-	(2,615)
Issuance of common stock for cash	1,333,333	1,333	398,667	-	-	400,000
Issuance of common stock for services	125,000	125	14,875	-	-	15,000
Stock based compensation - warrants	-	-	386,547	-	-	386,547
Net loss for the year	-	-	-	(1,169,390)	-	(1,169,390)
Foreign currency translations	-	-	-	-	(1,481)	(1,481)
Comprehensive loss						(1,170,871)
Balance September 30, 2010	58,508,333	58,508	790,639	(1,219,605)	(1,481)	(371,939)
Issuance of common stock for cash	3,944,794	3,945	74,951	-	-	78,896
Issuance of common stock for services	8,875,000	8,875	142,000	-	-	150,875
Issuance of common stock to related parties for services	1,000,000	1,000	16,000	-	-	17,000
Issuance of shares for settlement of debt	581,000	581	8,419	-	-	9,000
Issuance of common stock from exercise of warrants	1,612,500	1,612	30,888	-	-	32,500
Stock based compensation - warrants	-	-	3,855	-	-	3,855
Net loss for the year	-	-	-	(1,150,179)	-	(1,150,179)
Foreign currency translations	-	-	-	-	(159)	(159)
Comprehensive loss						(1,150,338)
Balance September 30, 2011	74,521,627	$74,521	$1,066,752	$(2,369,784)	$(1,640)	$(1,230,151)

See accompanying notes to consolidated financial statements.

REVONERGY INC.
(A Development-Stage Enterprise)

Consolidated Statements of Cash Flows
For the Years Ended September 30, 2011 and 2010
and the Period from Inception (April 9, 2008) to September 30, 2011

	2011	2010	Cumulative from Inception (April 9, 2008) to September 30, 2011

Cash provided by (used in):

Operating activities:
Net loss	$(1,150,179)	$(1,169,390)	$(2,369,784)
Adjustment to reconcile net loss to
net cash used in operating activities:
Impairment of assets	-	-	3,500
Derivative expenses	131,949	-	131,949
Amortization of debt discount	47,530	-	47,530
Issuance of common stock for services	150,875	15,000	165,875
Issuance of common stock for services to related parties	17,000	-	17,000
Stock based compensation - warrants	3,855	386,547	390,402

Changes in assets and liabilities
Accounts payable and accrued expenses	129,891	99,990	230,081
Accounts payable - related parties	(15,088)	29,584	14,496
Accrued wages	490,001	232,507	722,508
Net cash used in operating activities	(194,166)	(405,762)	(646,443)

Investing activities:
Capital expenditures	(35,000)	-	(38,500)
Net cash used in investing activities	(35,000)	-	(38,500)

Financing activities:
Proceeds from sale of common stock	78,896	400,000	526,496
Proceeds from exercise of warrants	32,500	-	32,500
Proceeds from advances from shareholder	25,160	7,306	35,966
Proceeds from issue of convertible notes	92,500	-	92,500
Net cash provided by financing activities	229,056	407,306	687,462

Increase (decrease) in cash during the period	(110)	1,544	2,519
Foreign exchange effect on cash	(159)	(1,481)	(1,640)

Cash at beginning of the period	1,148	1,085	-

Cash at end of the period	$879	$1,148	$879

Supplemental Cash Flow Information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non Cash Transactions:
Common stock issued for settlement of debt	$9,000	$-	$9,000
Conversion of AP to NP (related parties)	$440,841	$-	$440,841

See accompanying notes to consolidated financial statements.

REVONERGY INC.
(A Development-Stage Company)
September 30, 2011

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

Reverse Split

On September 23, 2011, the Company’s board of directors approved a 1-for-30 reverse split of the Company’s common stock, and a preliminary information statement was filed November 10, 2011.  Because of a lack of resources, however, the Company has been unable to file the definitive information statement, mail to it the Company’s shareholders, and take other steps necessary to implement the reverse split.  The Company is unable to say with certainty when the reverse split will become effective.

Going Concern

The Company’s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business.  Since its inception on April 9, 2008, the Company has not yet generated any revenues and has incurred net losses totaling $2,369,784.  These factors raise substantial doubt of the Company's ability to continue as a going concern. It is the Company’s intention to raise additional equity to finance the further development of a market for its products until positive cash flows can be generated from its operations.  However, there can be no assurance that such additional funds will be available to the Company when required or on terms acceptable to the Company.  Such limitations could have a material adverse effect on the Company’s business, financial condition, or operations, and these consolidated financial statements do not include any adjustment that could result.  Failure to obtain sufficient additional funding would require the Company to reduce or limit its operating activities or even discontinue operations.

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

Fair Value Measurements

Fair value is defined as the exchange price that will be received for an asset or paid to transfer a liability (an exit price) in the principal.  Valuation techniques used to measure fair value should maximize the use of observable inputs and minimize the use of unobservable inputs.  To measure fair value, the Company uses the following fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the third unobservable:

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

Advertising Expenses

It is the Company’s policy to expense advertising costs as incurred.  No advertising costs were incurred during 2011 and 2010.

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

Net Loss per Share

Basic net loss per share is calculated by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive securities.  For the years ended September 30, 2011 and 2010, outstanding stock options, warrants, and convertible debt  are antidilutive because of net losses, and as such, their effect has not been included in the calculation of diluted net loss per share.  Common shares issuable are considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Financial Instruments

The Company has the following financial instruments: cash, accounts payable, accrued wages, convertible debt and shareholder advances.  The carrying value of these financial instruments approximates their fair value due to their liquidity or their short-term nature.

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This guidance amends the disclosure requirements related to recurring and nonrecurring fair value measurements and requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers.  Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).  This guidance has been adopted as of October 1, 2010.  There was no significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income.  The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity.  Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements.  The new guidance will be effective for the Company beginning July 1, 2012, and will have presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements.  The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts.  Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs.  The new guidance will be effective for us beginning January 1, 2012.  Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

Note 2.  Mining Rights

During the year ended September 30, 2011, the Company entered into a joint-venture earn-in agreement wherein it can earn up to a 50% interest in certain mining properties in Chile (the “Perth Properties”).  Under the agreement, the Company has the right to earn up to 50% of the properties and to participate in the development of the properties in accordance with the following terms:

(a)
On March 14, 2011, the Company paid $35,000 in order to obtain the rights under the agreement.  As a result, the Company has the right to appoint one member to the Exploration and Mining Committee for the joint venture.

(b)	To earn a 35% interest in the properties, the Company must, at its own cost, complete:

(i)	the Phase I Program by March 14, 2012, with a minimum expenditure of $115,000;

(ii)	the Phase II Program by March 14, 2013, with a minimum expenditure of $300,000; and

(iii)	the Phase III Program by March 14, 2014, with a minimum expenditure of $1,000,000.

(c)	To earn a 50% interest in the properties, the Company must complete a preliminary feasibility study by March 14, 2015.

To September 30, 2011, the Company had spent $109,695 on preliminary exploration of the properties towards Phase I Program expenditures.

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

(b)
On July 1, 2011, the Company entered into an agreement to borrow funds secured by a convertible promissory note in the amount of $25,000.  The convertible promissory note is due April 5, 2012, has an interest rate of 8% per annum, and is convertible to shares of common stock by the holder, at any time after 180 days from the date of the agreement, at a discount of 42% to the average of the three lowest closing bid prices for the 10 trading days prior to conversion.

The promissory note can be prepaid by the Company during the first 180 days from the date of the agreement at a premium of: 135% during the first 90 days of the note; 140% during the period of 91 days to 120 days; 145% during the period 121 days to 150 days; and 150% during the period 151 days to 180 days.  After 180 days, there is no right of prepayment.

(c)
On August 2, 2011, the Company entered into an agreement to borrow funds secured by a convertible promissory note in the amount of $25,000.  The convertible promissory note is due August 2, 2012, has an interest rate of 6% per annum, and is convertible to shares of common stock by the holder, at any time after February 2, 2012, at a discount of 35% to the lowest closing bid price in the five trading days prior to notice of conversion.

The promissory note can be prepaid by the Company at any time by payment of 150% of the outstanding principal amount, upon giving the lender five days’ notice of payment, during which the lender can opt to convert the outstanding amount into common shares of the Company.

(d)
On March 16, 2011, two officers of the Company converted $440,841 of accrued compensation into convertible promissory notes due on or before March 15, 2012.  The notes accrue interest at 6% per annum and are convertible into shares of common stock of the Company at a discount of 15% to the average closing stock price for the 10 trading days prior to conversion. On September 30, 2011, the Company changed the conversion rate from $0.017 per share to 85% of the average closing stock price for the 10 trading days prior to conversion and recorded a debt discount of $440,841.

Note 4.  Derivative Instruments

In connection with the issuance of the convertible promissory notes for $42,500, $25,000, $25,000, and $440,841, the Company has applied the guidance of Accounting Standards Codification, or ASC, Topic No. 815-40.  Accordingly, the conversion features are accounted for as derivative liabilities at the date of issuance and adjusted to fair value through earnings at each reporting date.  The fair value was estimated on the date of grant using a binomial option-pricing model using the following weighted-average assumptions: expected dividend yield of 0%; expected volatility of 320% to 849%; risk-free interest rate of 0.5%, and an expected holding period of 6 to 12 months.  The resulting values, at the date of issuance, were allocated to the proceeds received and applied as a discount to the face value of the notes.  The Company recorded derivative losses of $19,691, $10,212, $6,177, and $76,528 or a total of $112,608, at inception of the respective convertible promissory notes; respective discounts of $42,500, $25,000, $25,000, and $440,841; and respective derivative liabilities of $62,191, $35,212, $31,176, and $517,370 at the dates of issuance.  The Company also recorded respective changes in fair value of $5,668, $6,796, $6,877, and $nil or a total of $19,341 for the period ended September 30, 2011, resulting in derivative liabilities of $67,859, $42,008, $38,053, and $517,370 for the year ended September 30, 2011, and a total derivative expense of $131,949 for the year ended September 30, 2011.

The following table illustrates the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Year Ended September 30, 2011
Derivative (Liability) Loss	Inception	Fair Value Adjustments	Redemptions	Total

$42,500 Note	$ 62,191	$ 5,668	$ -	$ 67,859
$25,000 Note	35,212	6,796	-	42,008
$25,000 Note	31,176	6,877	-	38,053
$440,841 Notes	517,370	-	-	517,370
	$645,949	$19,341	$ -	$665,290

Note 5.  Related-Party Transactions

During the year ended September 30, 2011, shareholders of the Company advanced $25,160.  The balance owing of $35,966 is unsecured, due on demand, and non-interest-bearing and is included in advances from shareholders as of September 30, 2011.

During the year ended September 30, 2011, officers of the Company incurred expenses on behalf of the Company in the amount of $31,374.  The balance of $14,496 outstanding as at September 30, 2011, is included in accounts payable-related party.

During the year ended September 30, 2011, two officers of the Company converted $440,841 of accrued compensation into convertible promissory notes due on or before March 15, 2012.  The notes accrue interest at 6% per annum and are convertible into shares of common stock of the Company at a discount of 15% to the average closing stock price for the 10 trading days prior to conversion.

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

During the year ended September 30, 2011, the Company:

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

Stock Purchase Warrants

At September 30, 2011, the Company has reserved 2,804,167 shares of common stock for the following outstanding warrants:

Number of Warrants	Exercise Price	Expiry

2,804,167	$0.02	September 9, 2015

During the year ended September 30, 2011, the exercise price of the warrants was changed, from a range of $0.18 to $0.40, to $0.02 per share.  The increase in the fair value of $3,855 was expensed during the year ended September 30, 2011.

The fair value was calculated using a Black-Scholes model using the following assumptions: dividend yield 0%, risk-free rate for term of 5%, volatility 340%, and a remaining life of one year.

Note 7.  Income Taxes

No provision for income taxes has been made for the period since the Company incurred net losses.

Deferred Tax Assets

As of September 30, 2011, the Company had federal net operating losses of approximately $1,647,000 available for future deduction from taxable income derived in the United States, which begin to expire in the year 2023.  In addition, the Company’s United Kingdom subsidiary has non-capital losses of approximately US$10,257 available for future deductions from taxable income derived in the United Kingdom, which do not expire.  The potential benefit of net operating loss carryforwards has not been recognized in the consolidated financial statements since the Company cannot determine that it is more likely than not that such benefit will be utilized in future years.  Utilization of the Company’s net operating loss carryforwards may be limited in any one year if an ownership change, as defined in Section 382 of the Internal Revenue Code, has occurred.

The components of the net deferred tax asset and the amount of the valuation allowance are as follows:

	2011	2010
Effective rate reconciled to statutory rate:
U.S. federal statutory tax rate	34%	34%
Change in valuation allowance	(34)	(34)
Effective tax rate	-%	-%

Deferred tax assets:
Net operating loss carryforwards – United States	$ 560,000	$ 324,000
Net operating loss carryforwards – Foreign	3,000	3,000
Accrued expenses	96,000	79,000
Valuation allowance	(659,000)	(406,000)
Net deferred tax assets	$ -	$ -

The increase in the valuation allowance was $253,000 for 2011.

The difference between the U.S. statutory federal tax rate of 34% in 2011 and 2010 and the provision for income tax of zero recorded by the Company is primarily attributable to the change in the Company’s valuation allowance against its deferred tax assets and to a lesser extent to the tax rate differential on losses in foreign countries.

Note 8.  Commitment

The Company has a commitment to issue 112,258,976 shares of common stock if the $440,841 convertible promissory notes, due March 15, 2012, are converted in full.

The Company has reserved 27,943,368 shares of common stock for the conversion of the $42,500 convertible promissory note due February 16, 2012.

The Company has reserved 22,608,067 shares of common stock for the conversion of the convertible promissory note in the amount of $25,000 due April 5, 2012.

The Company has reserved 25,000,000 shares of common stock as a guarantee for the conversion of the convertible promissory note in the amount of $25,000 due August 2, 2012.

Note 9.  Subsequent Events

•	Subsequent to September 30, 2011, the holder of the convertible promissory note in the amount of $42,500 exercised $4,500 of the note in exchange for 6,403,689 shares of common stock.

•
The board of directors approved the borrowing of $15,000 to be advanced in January 2012 and secured by a convertible promissory note, due nine months after the issuance date, with an interest rate of 8%, and convertible to shares of common stock by the holder at any time after 180 days from the date of the agreement, at a discount of 50% to the average of the three lowest closing bid prices for the 10 trading days prior to conversion.  The promissory note can be prepaid by the Company during the first 180 days from the date of the agreement at a premium of 135% during the first 90 days of the note; 140% during the period of 91 days to 120 days; 145% during the period 121 days to 150 days; and 150% during the period 151 days to 180 days.  After 180 days, there is no right of prepayment.